Form 10QSB
period 1998-06-30
UNITY HOLDINGS INC
filed 1998-08-18
CIK 1054929

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended June 30, 1998.
                                                    -------------

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    --------------

                          Commission File No. 333-45979

                              UNITY HOLDINGS, INC.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Georgia                                       58-2350609
           -------                                       ----------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

            19 South Public Square, Suite 103,Cartersville, GA 30120
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 606-0555
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --     --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Ten shares of common stock, par value $.01 per share, were issued and outstanding as of August 14, 1998.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                        --    --

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS

                                                        JUNE 30, 1998
                                                           UNAUDITED
                                                           ---------

Cash and cash equivalents                                $         0
Interest-bearing deposits in banks                       $ 5,566,308
Premises and equipment                                         6,000
Deferred stock issue and organization costs                  174,548
Option to purchase land                                      146,254

         Total assets                                    $ 5,893,110
                                                         ===========

                     LIABILITIES AND STOCKHOLDER'S (DEFICIT)

LIABILITIES
     Stock subscription deposits                         $ 5,563,890
     Note payable                                        $   496,383
     Accrued expenses                                         13,678

         Total liabilities                               $ 6,073,951
                                                         -----------

STOCKHOLDER'S (DEFICIT)
     Common stock, $.01 par value, 10,000,000 shares
authorized, 10 shares issued and outstanding             $         0
     Additional paid-in-capital                                  100
     Deficit accumulated during the development stage       (180,941)

         Total stockholder's (deficit)                      (180,841)

         Total liabilities and stockholder's (deficit)   $ 5,893,110
                                                         ===========

   The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                          Period from
                                               FOR THE THREE       FOR THE SIX        INCEPTION (OCTOBER
                                               MONTHS ENDED       MONTHS ENDED         8, 1997) THROUGH
                                               JUNE 30, 1998      JUNE 30, 1998          JUNE 30, 1998
                                               -------------      -------------       ------------------

REVENUES
     Interest income                             $   2,417           $   2,417           $   2,417

         Total revenues                              2,417               2,417               2,417
                                                 =========           =========           =========

EXPENSES
     Interest expense                                9,995              14,202              17,313
     Salary and employee benefits                   63,001              90,695             119,252
     Occupancy and equipment expenses                1,900               3,209               3,743
     Other operating expenses                       26,297              36,485              43,050
                                                 ---------           ---------           ---------

         Total expenses                            101,193             144,591             183,358
                                                 ---------           ---------           ---------

         Net loss                                $ (98,776)          $(142,174)          $(180,941)
                                                 =========           =========           =========

BASIC AND DILUTED LOSS PER COMMON SHARE          $   9,878           $  14,217           $  18,094
                                                 =========           =========           =========



   The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                                       UNAUDITED
                                                                       ---------
OPERATING ACTIVITIES
     Net loss                                                         $  (142,174)
     Adjustments to reconcile net loss to net cash used
      in operating activities
         Increase in accrued expenses                                       9,350

         Net cash used by operating activities                           (132,824)
                                                                      -----------

INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                (5,566,308)
     Purchase of property and equipment                                    (2,215)
     Increase in deferred stock issue and organization costs             (100,058)
     Increase in options to purchase land                                 (67,815)
         Net cash used for investing activities                        (5,736,396)
                                                                      -----------

FINANCING ACTIVITIES
     Proceeds from stock subscription deposits                          5,563,890
     Proceeds from sale of common stock                                        --
     Proceeds from notes payable                                          305,144
                                                                      -----------

         Net cash provided by financing activities                      5,869,034
                                                                      -----------

         Net decrease in cash                                                (186)

CASH, BEGINNING OF PERIOD                                                     186
CASH, END OF PERIOD                                                   $        --
                                                                      ===========

  The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUSINESS ACTIVITY AND ORGANIZATION

         Unity Holdings, Inc. (the "Company") was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of Unity National Bank (the "Bank"), an association to be organized under the laws of the United States, which will conduct a general banking business in Cartersville, Georgia. The Bank's Organizers have filed a joint application with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") to charter the proposed Bank and for FDIC insurance of the Bank's deposits. The Company has received preliminary approval from the OCC, and is in process of filing an application to become a bank holding company with the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF"). Upon obtaining all regulatory approval, the Company will be a registered bank holding company subject to regulation by the FRB and the DBF.

         Activities since the inception have consisted of the Company's and Bank's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

         The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

         The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 740,000 and a maximum of 1,000,000 shares of the Company's common stock at $10 per share. As of June 30, 1998 the Company has raised $5,563,890 through subscriptions for 556,389 shares of stock.

         The Company has extended the offering period through August 31, 1998 and has reserved the right to extend it for further periods through August 1999. The subscriptions are binding on subscribers and may not be revoked by subscribers without the consent of the Company. No subscription proceeds will be returned to subscribers unless the offering expires or is terminated by the Company before the issuance of shares and release of subscription proceeds to the Company. Subscribers will not have the right to receive interest on any subscription proceeds that are returned.

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-45979) as filed with and declared effective by the Securities and Exchange Commission.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share," that became effective as of December 31, 1997 had no effect on the calculation of earnings per common share.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income," that became effective on April 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income. As of June 30, 1998, the Company has no items of other comprehensive income.

         In April 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998, the Company had $174,548 of unamortized deferred stock issue and organization costs which will be required to be written off upon adoption of SOP 98-5. A portion of the $174,548 amount represents deferred stock issue costs which will be charged to capital surplus upon issue of common stock.

         In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Company has not determined the effect of SFAS 133 on its financial condition and results of operations at this time.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-45979) as filed with and declared effective by the Securities and Exchange Commission.

         The Company was organized on October 8, 1997. Since October 8, 1997, the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. On February 11, 1998, the Company received preliminary approval from the OCC to charter the Bank. On March 2, 1998, the FDIC granted preliminary approval of deposit insurance application for the Bank. The Company has filed its application with the Federal Reserve to become a bank holding company.

         At June 30, 1998, the Company had total assets of $5,893,110, consisting principally of interest bearing deposits in other banks of $5,566,308, as the Company has $5,563,890 held in escrow in connection with its initial public offering. The Company also has property and equipment of $6,000, and deferred stock issue and organization costs of $174,548.

         The Company's liabilities at June 30, 1998, were $6,073,951, consisting primarily of stock subscription deposits of $5,563,890, a note payable to First Tennessee Bank of $496,383, and accrued expenses of $13,678. The Company had a shareholder's deficit of $(180,841) at June 30, 1998.

         The Company had a net loss of $(98,776) for the six months ended June 30, 1998. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

         Since the inception of the Company, all activities have consisted of organizing the Company and Bank, obtaining all required regulatory approvals, and selling stock subscriptions. All operations have been funded by proceeds from a $500,000 line of credit, guaranteed by the organizers. Upon completion of the stock offering, the line of credit will be repaid with proceeds from the issuance of stock.

         The Company intends to devote the remainder of this fiscal year to conducting the offering, completing the organization of the Bank, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance for its applications seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

         The Company, through the Bank, will offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

         Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

         Management believes the Company and the Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

         Currently, the Company has 4 employees and expects this number to increase to approximately 20 by the end of its first fiscal year.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, the Company will rely upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has considered these concerns in selecting its core data processing service provider and other providers. Management believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard.

         On August 7, 1998, the President signed into law H.B. 1151, the "Credit Union Membership Access Act," which substantially expands the permissible scope of groups and individuals who may be members of a single credit union. Because credit unions are exempt from corporate income taxes, they have a competitive advantage over commercial banks, even though they are subject to extensive additional regulations. As a result of the enactment of H.R. 1151, there is a risk that commercial banks, particularly community-oriented smaller banks such as the Bank, will lose substantial deposits, lending opportunities, and other business to newly-expanded credit unions. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

         The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any other current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1998.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         3.1      Articles of Incorporation*

         3.2      Bylaws*

         4.1 See exhibits 3.1 and 3.2 for provisions of Company's Articles of Incorporation and Bylaws Defining the Rights of Shareholders*

         4.2      Form of Stock Certificate*

         5.1      Opinion of Nelson Mullins Riley & Scarborough, L.L.P.*

         10.1     Employment Agreement dated as of December 12, 1997 between the
                  Company and Michael L. McPherson*

         10.2     Option to Purchase Property*

         10.3     Escrow Agreement between the Company and First Tennessee Bank*

         10.4     Line of Credit Note*

         10.5     Subscription Agreement*

         10.6 Agency Agreement dated February 6, 1998 between the Company and Attkisson, Carter & Akers*

         23.1     Consent of Accountants*

         23.2     Consent of Nelson Mullins Riley & Scarborough, L.L.P.
                  (filed as part of Exhibit 5.1)*

         24.1     Power of Attorney (part of signature page to Registration
                  Statement)*

         27       Financial Data Schedule (for SEC use only)

----------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-45979.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UNITY HOLDINGS, INC.




Date:   August 14, 1998                 By: /s/ Michael L. McPherson
       --------------------                 ------------------------
                                                Michael L. McPherson
                                                President and Chief Executive
                                                Officer

                                  EXHIBIT INDEX

         Exhibit                    Description
         -------                    -----------

         3.1      Articles of Incorporation*

         3.2      Bylaws*

         4.1 See exhibits 3.1 and 3.2 for provisions of Company's Articles of Incorporation and Bylaws Defining the Rights of Shareholders*

         4.2      Form of Stock Certificate*

         5.1      Opinion of Nelson Mullins Riley & Scarborough, L.L.P.*

         10.1     Employment Agreement dated as of December 12, 1997 between the
                  Company and Michael L. McPherson*

         10.2     Option to Purchase Property*

         10.3     Escrow Agreement between the Company and First Tennessee Bank*

         10.4     Line of Credit Note*

         10.7     Subscription Agreement*

         10.8 Agency Agreement dated February 6, 1998 between the Company and Attkisson, Carter & Akers*

         23.1     Consent of Accountants*

         23.2     Consent of Nelson Mullins Riley & Scarborough, L.L.P.
                  (filed as part of Exhibit 5.1)*

         24.1     Power of Attorney (part of signature page to Registration
                  Statement)*

         27.1     Financial Data Schedule (for SEC use only).

----------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-45979.