Form 10QSB
period 1998-09-30
UNITY HOLDINGS INC
filed 1998-11-16
CIK 1054929

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended September 30, 1998
                                                    ------------------

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    ----------------

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

            19 South Public Square, Suite 103, Cartersville, GA 30120
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 606-0555
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         838,710 shares of common stock, par value $.01 per share, were issued and outstanding as of November 15, 1998.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS

                                                                 SEPTEMBER 30,
                                                                      1998
                                                                   UNAUDITED
                                                                   ---------
Cash and cash equivalents                                         $         0
Interest-bearing deposits in banks                                $ 7,357,791
Deferred stock issue and organization costs                           399,416
Premises and equipment                                                872,127
Option to purchase land                                               148,469
Prepaid expenses                                                       48,792
                                                                  -----------
        Total assets                                              $ 8,826,595
                                                                  ===========

                     LIABILITIES AND STOCKHOLDER'S (DEFICIT)

LIABILITIES
  Stock subscription deposits                                     $ 7,879,280
  Note payable                                                    $ 1,152,079
  Accrued expenses                                                     29,156

        Total liabilities                                         $ 9,060,515
                                                                  -----------

STOCKHOLDER'S (DEFICIT)
    Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued
    Common stock, $.01 par value, 10,000,000 shares
    authorized, 10 shares issued and outstanding                  $         0
    Additional paid-in-capital                                            100
    Deficit accumulated during the development stage                 (234,020)

    Total stockholder's (deficit)                                    (233,920)

    Total liabilities and stockholder's (deficit)                 $ 8,826,595
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                                 PERIOD FROM
                                        FOR THE THREE         FOR THE NINE    INCEPTION (OCTOBER
                                         MONTHS ENDED         MONTHS ENDED     8, 1997) THROUGH
                                         SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                            1998                  1998                1998
                                        --------------       -------------    ------------------

REVENUES
  Interest income                          $  74,535           $  76,952           $  76,952

      Total revenues                          74,535              76,592              76,952
                                           =========           =========           =========

EXPENSES
  Interest expense                            22,016              36,218              39,329
  Salary and employee benefits                73,602             165,047             193,604
  Occupancy and equipment expenses             1,582               4,791               5,325
  Other operating expenses                    29,664              66,149              72,714
                                           ---------           ---------           ---------

      Total expenses                         126,864             272,205             310,972
                                           ---------           ---------           ---------

      Net loss                             $ (52,329)          $(195,253)          $(234,020)
                                           =========           =========           =========

BASIC AND DILUTED LOSS PER
COMMON SHARE                               $   5,233           $  19,525           $  23,402
                                           =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                       NINE MONTHS           (OCTOBER 8,
                                                                           ENDED             1997) THROUGH
                                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                                           1998                  1998
                                                                           ----                  ----

OPERATING ACTIVITIES
      Net loss                                                         $  (195,253)          $  (234,020)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Increase in accrued expenses                                          24,828                29,156
      Increase in prepaid expenses                                         (48,792)              (48,792)
                                                                       -----------           -----------
             Net cash used in operating activities                        (219,217)             (253,656)

INVESTING ACTIVITIES
      Net increase in interest-bearing deposits in banks                (7,357,791)           (7,357,791)
      Purchase of property and equipment                                  (868,342)             (872,127)
      Increase in deferred stock issue and organization costs             (110,430)             (184,920)
      Increase in options to purchase land                                 (70,030)             (148,469)
                                                                       -----------           -----------
      Net cash used for investing activities                            (8,406,593)           (8,563,307)
                                                                       -----------           -----------

FINANCING ACTIVITIES
      Proceeds from stock subscription deposits, net                     7,072,668             7,072,668
      Proceeds from sale of common stock                                        --                   100
      Proceeds from notes payable                                        1,552,956             1,744,195
                                                                       -----------           -----------

      Net cash provided by financing activities                          8,625,624             8,816,963
                                                                       -----------           -----------

      Net decrease in cash                                                    (186)                   --

CASH, BEGINNING OF PERIOD                                                      186                    --
                                                                       -----------           -----------
CASH, END OF PERIOD                                                    $        --           $        --
                                                                       ===========           ===========

The accompanying notes are an integral part of these financial statements.

                              UNITY HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUSINESS ACTIVITY AND ORGANIZATION

         Unity Holdings, Inc. (the "Company") was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of Unity National Bank (the "Bank"), an association to be organized under the laws of the United States, which will conduct a general banking business in Cartersville, Georgia. The Bank's organizers filed a joint application with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") to charter the proposed Bank and for FDIC insurance of the Bank's deposits. The Company has received preliminary approval from the OCC and FDIC. The Company also filed an application to become a bank holding company with the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF") and received preliminary approvals of these applications on April 29, 1998. Upon obtaining all regulatory approval, the Company will be a registered bank holding company subject to regulation by the FRB and the DBF.

         Activities since the inception have consisted of the Company's and Bank's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-45979) as filed with and declared effective by the Securities and Exchange Commission.

NOTE 2.  COMMON STOCK OFFERING

             The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 740,000 and a maximum of 1,000,000 shares of the Company's common stock at $10 per share. As of September 30, 1998 the Company had raised $7,879,290 through subscriptions for 787,928 shares of stock. The Company closed the offering on October 23, 1998, after selling a total of 838,710 shares with gross proceeds of $8,387,100.

NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

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

         The adoption of SFAS No. 130, "Reporting Comprehensive Income," that became effective on April 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income. As of September 30, 1998, the Company has no items of other comprehensive income.

         In April 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998, the Company had $399,146 of unamortized deferred stock issue and organization costs which will be required to be written off upon adoption of SOP 98-5. A portion of the $399,146 amount represents deferred stock issue costs which will be charged to capital surplus upon issue of common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-45979) as filed with and declared effective by the Securities and Exchange Commission.

         The Company was organized on October 8, 1997. Since October 8, 1997, the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. On February 11, 1998, the Company received preliminary approval from the OCC to charter the Bank. On March 2, 1998, the FDIC granted preliminary approval of deposit insurance application for the Bank. On April 29, 1998 the Company received preliminary approval from the Federal Reserve to become a bank holding company.

         At September 30, 1998, the Company had total assets of $8,826,595, consisting principally of interest bearing deposits in other banks of $7,357,791, and deferred stock issue and organization costs of $399,416, as the Company held $7,879,280 in escrow in connection with its initial public offering.

         The Company's liabilities at September 30, 1998, were $9,060,515, consisting primarily of stock subscription deposits of $7,879,280, a note payable to First Tennessee Bank of $1,152,079, and accrued expenses of $29,156. The Company had a shareholder's deficit of $(233,920) at September 30, 1998.

         The Company had a net loss of $(195,253) for the nine months ended September 30, 1998. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

         Since the inception of the Company, all activities have consisted of organizing the Company and Bank, obtaining all required regulatory approvals, and selling stock subscriptions. All operations have been funded by proceeds from a $700,000 line of credit, as well as an additional $500,000 line of credit used to purchase the property, each guaranteed by the organizers. Upon completion of the stock offering, the lines of credit will be repaid with proceeds from the issuance of stock.

         The Company intends to devote the remainder of this fiscal year to completing the organization of the Bank and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. The Company anticipates that the Bank will open for business in late November or early December 1998.

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

         Currently, the Company has 8 employees and expects this number to increase to approximately 20 by the end of its first fiscal year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended September 30, 1998.

ITEM 5.  OTHER INFORMATION.

         The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 740,000 and a maximum of 1,000,000 shares of the Company's common stock at $10 per share. As of September 30, 1998 the Company had raised $7,879,280 through subscriptions for 787,928 shares of stock. The Company closed the offering on October 23, 1998, after selling a total of 838,710 shares with gross proceeds of $8,387,100.

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

         27.1     Financial Data Schedule (for SEC use only)

----------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-45979.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   UNITY HOLDINGS, INC.




Date:   November 13, 1998          By:   /s/ Michael L. McPherson
       --------------------            ---------------------------------------
                                         Michael L. McPherson
                                         President and Chief Executive Officer

                                  EXHIBIT INDEX

         EXHIBIT                    DESCRIPTION
         -------                    -----------
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

         27.1     Financial Data Schedule (for SEC use only)

----------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-45979.