Form 10KSB40
period 1998-12-31
UNITY HOLDINGS INC
filed 1999-03-31
CIK 1054929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934
         For the fiscal year ended December 31, 1998

         OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934
         For the transition period from ________ to ________

                          Commission file no. 333-45979

                              UNITY HOLDINGS, INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


                 Georgia                                         58-2350609
                 -------                                         ----------
      (State or Other Jurisdiction                            (I.R.S. Employer
     of Incorporation or Organization)                       Identification No.)

     950 Joe Frank Harris Pkwy, S.E.
          Cartersville, Georgia                                     30121
          ---------------------                                     -----
   (Address of Principal Executive Offices)                       (Zip Code)

                                 (770) 606-0555
                                 --------------


                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X          No
    ---            ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's loss for its most recent fiscal year was $556,680. As of December 31, 1998, 838,711 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on December 31, 1998 was $6,929,740. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $10.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one):
         Yes       No  X
             ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Unity Holdings Inc. was incorporated in Georgia on October 8, 1997 as a bank holding company to own and control all of the capital stock of Unity National Bank. Organizing activities for the Company began during the summer of 1997, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff. On November 30, 1998, the Federal Deposit Insurance Corporation approved the Bank's application for deposit insurance, and on February 11, 1998, the Office of the Comptroller of the Currency approved the Bank's charter application. The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on November 30, 1998. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia.

LOCATION AND SERVICE AREA

         The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from a main office in Cartersville, Georgia located at the corner of Joe Frank Harris Parkway and Market Place Boulevard, S.E. in Cartersville, Georgia and a branch office located at 7450 Adairsville Highway, NW, Adairsville, Georgia. See "Facilities" below. The Bank expects to draw most of its customer deposits and conduct most of its lending transactions from within a primary service area of Bartow County, Georgia, with a secondary market which includes the cities of Canton, Calhoun, and Rome.

         Bartow County is located in northwest Georgia, approximately 40 miles from the city of Atlanta. Bartow County, which had a population of 64,000 in 1996 and a median effective buying income per household of $32,358, includes the cities of Cartersville, Adairsville, Emerson, Kingston, Stilesboro, Taylorville and White. Bartow County is generally rectangular in shape and the main office of the Bank is located in Cartersville, which is close to the southeast corner of the county. To the east and south of Cartersville is Lake Allatoona, which is a natural barrier to the remainder of that part of the county and to a portion of adjacent counties. The primary markets for the Bank include the cities of Cartersville and Adairsville, which are located in the northern and southern parts of Bartow County and provide access for residents of the entire county.

         According to data provided by the Georgia Department of Labor, which was compiled in 1995, there are 1,241 businesses in Bartow County subject to unemployment insurance laws. Bartow County, like many small communities, has many small businesses that are not subject to unemployment insurance laws and are not reflected in this data. There are 109 manufacturing companies, 149 construction companies, 285 retail companies, 114 wholesale companies, 74 transportation and public utility companies and 355 service companies in Bartow County. The largest employers in the county include Shaw Industries, Inc. (carpet manufacturer) 1,933; Bartow County Board of Education, 1,400; First Brands Corporation (plastic extruding company), 630; Bartow County Government, 600; Goodyear Tire and Rubber Co. (tire manufacturer), 569; Wal-Mart Stores (retail sales), 529; and nine other businesses with between 110 employees and 493 employees in industries such as beer manufacturing, steel manufacturing, medical facility, public utility, and carpet manufacturing.

MARKETING FOCUS

         Most of the banks in the Bartow County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow County area, the Company believes that there has been a void in the community banking market in the Bartow County area and believes that the Bank will successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

DEPOSITS

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Bartow County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See " -- Competition" below. The Bank also originates loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Bartow County area. The well-established banks in the Bartow County area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are ninety-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Bartow County area. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. The officers' loan committee has lending limits, and any loan in excess of this lending limit is approved by the directors' loan committee. The Bank will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. The Bank currently intends to adhere to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The Bank does not currently sell its mortgage loans on the secondary market, but may choose to do so in the future.

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. These limits will increase or decrease as the Bank's capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Bartow County and elsewhere. There are currently nine commercial banks operating in Bartow County, holding approximately $500 million in deposits. There are also four credit unions in the county. A number of these competitors are well established in the Bartow County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

EMPLOYEES

         As of December 31, 1998, the Bank had 19 full-time employees and one part-time employee. The Company does not have any employees other than its officers, none whom will initially receive any remuneration for their services to the Company.

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

THE COMPANY

         Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company expects to do with respect to the Common Stock prior to April 30,
1999) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

THE BANK

         General. The Bank operates as a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

         Transactions With Affiliates and Insiders. The Bank is subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in the late 1980's and early 1990's, the fees that commercial banks and thrifts pay to BIF and SAIF increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well capitalized banks to $0.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $0.31 per $100, subject to a statutory minimum assessment of $2,000 per year. However, the Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separated, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Initially, FICO semiannual assessment rates were set at 1.30 basis points annually for BIF deposits. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

DIVIDENDS

         The principal source of the Company's cash revenues comes from dividends and interest income on its investments. In addition, the Company may receive cash revenues from dividends paid by the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

         In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's capital levels are currently more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

         In addition, beginning June 1, 1997, the Interstate Banking Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

RECENT LEGISLATIVE DEVELOPMENTS

         From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Cartersville Office. The Bank's main office is located in Cartersville at 950 Joe Frank Harris Parkway, at the corner of Joe Frank Harris Parkway and Market Place Boulevard. The Bank currently operates out of a temporary facility at this location and will continue to do so until its permanent facility is built. The bank plans to begin construction of its permanent facility in the second quarter of 1999 and anticipates moving into this facility in late 1999. The permanent facility will have 10,500 square feet in a two story brick facility. This branch will also have a drive through station consisting of four teller lanes and one with a drive up automated teller service machine.

         Adairsville Office. On January 4, 1999, the Bank also opened a temporary branch office in Adairsville at 7450 Adairsville Highway, NW (Highway
140), Adairsville, Georgia 30103. Construction of a permanent facility for this office is expected to begin in the second quarter of 1999 and the building should be occupied in late 1999. The Adairsville branch will have approximately 3,500 square feet. It will also have three drive through lanes plus one drive through with an automated teller service machine. The Bank will also provide automated teller services to its customers at the Adairsville office.

         The Company believes that the facilities will adequately serve the Bank's needs its first several years of operation. See "Use of Proceeds -- By the Bank."

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 1998, there were approximately 1,204 shareholders of record.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

         (b) Pursuant to Commission Rule 463, the Company is obligated to report on the use of proceeds from its initial public offering. The information provided below is given as of December 31, 1998.

             (1) The Company's registration statement on Form SB-2 (File No. 333-45979) was declared effective by the Commission on April 27, 1998.

             (2)      The offering commenced on April 27, 1998.

             (3) The offering did not terminate before any securities were sold.

             (4)

                      (i) The offering terminated on October 22, 1998, before the sale of all securities that the Company had registered.

                      (ii) Attkisson, Carter & Akers served as a sales agent for the offering. In addition, the Company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                      (iii) Common Stock was the only class of securities registered in the offering.

                      (iv)     1,000,000 shares ($10,000,000) of Common
                               Stock was registered, of which 838,711
                               shares ($8,387,110) were sold.

                      (v) The Company incurred approximately $307,249 in expenses in connection with the issuance and distribution of the Common Stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities, or affiliates of the Company.

                      (vi) The net proceeds to the Company after deducting the total expenses described above were $8,079,861.

                      (vii) Through December 31, 1998, $30,022 of the net proceeds of the offering were invested in cash, $7,930,000 was invested in the Company's bank subsidiary; and $119,839 was used to pay organization costs. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities, and affiliates of the Company, except for amounts paid to Mr. McPherson as his salary as President of the Company.

                      (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is a discussion of the financial condition of the Company and its bank subsidiary, Unity National Bank, at December 31, 1998 and 1997 and the results of operations for the year ended December 31, 1998 and for the period from inception to December 31, 1997. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," and "plans" are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's control. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

OVERVIEW

         The Company's 1998 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on November 30, 1998. The Company's capital base will allow for substantial growth in 1999.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

         Following is a summary of the Company's balance sheets for the periods indicated:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                  1998          1997
                                                                                 ------        -------
                                                                                 (Dollars in Thousands)
Cash and due from banks                                                          $   382       $  --
Federal funds sold                                                                 5,840          --
Securities                                                                           210          --
Loans, net                                                                         3,207          --
Premises and equipment                                                             1,403          58
Other assets                                                                          57          99
                                                                                 -------       -----

                                                                                 $11,099       $ 157
                                                                                 =======       =====

Total deposits                                                                   $ 3,559       $  --
Other borrowings                                                                      --         191
Other liabilities                                                                     55           4
Stockholders' equity (deficit)                                                     7,485         (38)
                                                                                 -------       -----

                                                                                 $11,099       $ 157
                                                                                 =======       =====

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

         As of December 31, 1998, the Company had total assets of $11.1 million. The Company raised $8.4 million from the sale of its common stock and has received $3.6 million in deposits since the commencement of operations on November 30, 1998. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($5.8 million), equity securities ($210,000), loans ($3.2 million), and premises and equipment ($1.4 million). The Company also repaid debt incurred during the organizational period of $191,000. The Company expects that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks. The Company was in process of its common stock offering as of December 31, 1997.

         The Bank's investment portfolio, consisting solely of an equity investment in the Federal Reserve Bank, amounted to $210,000 at December 31, 1998.

         The Company has 76% of its loan portfolio collateralized by real estate located in the Company's primary market area of Bartow County and surrounding counties. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (16%) and construction loans to build one- to four-family residential properties (18%), and nonresidential properties consisting primarily of small business commercial properties (66%). The Company generally requires that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

             One- to four-family residential properties                                    85%
             Construction loans on one- to four-family residential properties              80%
             Nonresidential property                                                       80%

         The Company's remaining 24% of its loan portfolio consists of commercial, consumer, and other loans. The Company requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy. Additionally, the Company has risk associated with its loan portfolio as it relates to the Year 2000 issue (see Year 2000 Disclosures).

         The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

         The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Company's liquidity was considered satisfactory.

         At December 31, 1998, the Company had loan commitments outstanding of $1,851,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with one commercial bank for short-term advances of $2,500,000.

         At December 31, 1998, the Company's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's shareholders' equity increased due to the issuance of common stock of $8.1 million offset by a net loss of $557,000.

         In the future, the primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 1998 are as follows:

                                                                            Actual
                                                               -------------------------------------
                                                                                         Regulatory
                                                                Unity         Bank      Requirements
                                                               -------      -------   --------------
Leverage capital ratio                                         202.38%       201.57%       5.00%
Risk-based capital ratios:
         Core capital                                          130.75        130.22        6.00
         Total capital                                         131.45        130.92       10.00

         These ratios will decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

         At December 31, 1998, the Company had no material commitments for capital expenditures. However, the Company is currently accepting bids to construct new banking facilities to replace the temporary facilities now being occupied.

         Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

         Except for expected growth common to a de novo bank, and uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. However, from time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

Effects of Inflation

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Year Ended December 31, 1998 and Period from Inception to December 31, 1997

         Following is a summary of the Company's operations for the periods indicated.

                                                                         Year Ended              Period Ended
                                                                     December 31, 1998         December 31, 1997
                                                                   -----------------------   ----------------------
                                                                               (Dollars in Thousands)
                                                                   ------------------------------------------------
Interest income                                                        $     213                $     --
Interest expense                                                              51                       3
Net interest income (expense)                                                162                      (3)
Provision for loan losses                                                     40                      --
Other income                                                                  23                      --
Other expenses                                                               702                      36
Pretax loss                                                                 (557)                    (39)
Income taxes                                                                  --                      --
Net loss                                                                    (557)                    (39)

         The Company commenced its operations on November 30, 1998. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its Common Stock, and obtaining necessary approvals. The Company incurred operating losses totaling $405,000 during its organizational period ($39,000 in 1997 and $366,000 in 1998). The Company incurred total organizational and stock issue costs of $445,000, of which $307,000 has been recorded as a reduction in capital surplus and $138,000 expensed upon adoption of SOP 98-5. Through the end of the year, the Company has incurred additional operating losses of $191,000.

         Operations during 1997 and through November of 1998 consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1997 and 1998 would not be meaningful and are not presented.

Net Interest Income

         The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

         The net yield on average interest-earning assets during the Company's operational period from November 30, 1998 to December 31, 1998 was 4.88%. Average loans were $101,000, average securities were $19,000, and average Federal funds sold were $624,000. Average interest-bearing liabilities were $155,000. The rate earned on average interest-earning assets was 5.55%. The rate paid on average interest-bearing liabilities was 3.21%.

Provision for Loan Losses

         The provision for loan losses was $40,000 in 1998. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. Management's judgment about the adequacy of the allowance is based on a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time. As of December 31, 1998, the Company has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.23%.

Other Income

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $23,000 in 1998.

Non-interest Expense

         Other operating expense consists of salaries and employee benefits ($290,000), equipment and occupancy expenses ($47,000), and other operating expenses ($227,000).

Income Tax

         The Company had no income tax expense due to a pre-tax operating loss of $557,000.

Asset/Liability Management

         It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

         The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

         At December 31, 1998, the Company's cumulative one year interest rate-sensitivity gap ratio was 267%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate considerably faster than the Company's interest-bearing liabilities. The Company is not within its targeted parameters. However, as the Company continues to invest its excess liquidity, currently invested in Federal funds sold, in loans and securities, the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. A gap ratio in the Company's current range is not unusual for a de novo bank.

         The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                               After Three   After One
                                                    Within     Months but    Year but      After
                                                    Three      Within One    Within Five   Five
                                                    Months       Year          Years       Years      Total
                                                    ------     -----------  -----------    -----      -----
                                                                       (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold                              $ 5,840   $    --       $     --      $   --     $ 5,840
     Securities                                          210        --             --          --         210
     Loans                                               627       622          1,929          69       3,247

                                                       6,677       622          1,929          69       9,297

Interest-bearing liabilities:
     Interest-bearing demand deposits                  1,577        --             --          --       1,577
     Savings                                             120        --             --          --         120
     Certificates, less than $100,000                      7       609             17          --         633
     Certificates, $100,000 and over                      --       424            100          --         524

                                                       1,704     1,033            117          --      2,8954

Interest rate sensitivity gap                        $ 4,973   $  (411)      $  1,812      $   69     $ 6,443

Cumulative interest rate sensitivity gap             $ 4,973   $ 4,562       $  6,374      $6,443

Interest rate sensitivity gap ratio                     3.92      0.60          16.49          --

Cumulative interest rate sensitivity gap ratio          3.92      2.67           3.23        3.26

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and shareholders' equity of the Company, the interest rates experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS


Average Balances

The condensed average balance sheet for the period indicated is presented below.
(1)

                                                                  From November 30, 1998,
                                                                    Date of Commencement
                                                                     of Operations, to
                                                                     December 31, 1998
                                                               -------------------------------
                                                                   (Dollars in Thousands)
                                                               -------------------------------
                                            ASSETS:
     Cash and due from banks                                                   $ 20
     Taxable securities                                                          19
     Federal funds sold                                                         624
     Loans (2)                                                                  101
     Allowance for loan losses (3)                                               --
     Other assets                                                               124
                                                                               ----

                                                                               $888
                                                                               ====

         Total interest-earning assets                                         $744
                                                                               ====

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                                $ 43
     Interest-bearing demand                                                     99
     Savings                                                                      5
     Time                                                                        51
                                                                               ----
         Total deposits                                                        $198

     Other liabilities                                                           46
                                                                               ----
         Total liabilities                                                      244
                                                                               ----
     Shareholders' equity                                                       644
                                                                               ----
                                                                               $888
                                                                               ====

     Total interest-bearing liabilities                                        $155
                                                                               ====

(1) Average balances were determined using the daily average balances during the period from November 30, 1998, date of commencement of operations, to December 31, 1998, for each category.
(2)   There were no nonaccrual loans included in average loans.
(3)   The average allowance for loan losses was less than $1,000.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.

                                                                               Year Ended December 31, 1998
                                                                             ----------------------------------
                                                                                 Interest        Average Rate
                                                                             -----------------  ---------------
                                                                                  (Dollars in Thousands)
                                                                             ----------------------------------
INTEREST INCOME:
     Interest and fees on loans (1)                                              $      14            13.74%
     Interest on taxable securities                                                     --               --
     Interest on Federal funds sold                                                     27             4.39
     Interest earned during the period prior to commencement
         of banking operations                                                         172               --
                                                                                 ---------             ----
         Total interest income                                                   $     213             5.55
                                                                                 ---------             ----

INTEREST EXPENSE:
     Interest on interest-bearing demand deposits                                $       2             2.31
     Interest on savings deposits (2)                                                   --             2.13
     Interest on time deposits                                                           3             5.09
     Interest incurred during the period prior to
         commencement of banking operations                                             46               --
                                                                                 ---------             ----
         Total interest expense                                                         51             3.21
                                                                                 ---------             ----

NET INTEREST INCOME                                                              $     162
                                                                                 =========

     Net interest spread                                                                               2.34%
                                                                                                       ====
     Net yield on average interest-earning assets                                                      4.88%
                                                                                                       ====


(1) Interest and fees on loans includes $2,000 of loan fee income for the year ended December 31, 1998. There was no interest income recognized on nonaccrual loans during 1998.

(2)      Interest expense on savings deposits was less than $200.

RATE AND VOLUME ANALYSIS

         Because the Company commenced its banking operations in 1998, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                    December 31, 1998
                                                                 -------------------------
                                                                  (Dollars in Thousands)
                                                                 -------------------------
                           Equity securities                               $210
                                                                           ====

MATURITIES

Equity securities have no contractual maturity.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                   December 31, 1999
                                                                ------------------------
                                                                 (Dollars in Thousands)
                                                                ------------------------
                          Commercial                                  $      --
                          Real estate construction                          452
                          Real estate mortgage                            2,008
                          Consumer installment loans and other              787
                                                                      ---------
                                                                          3,247

                          Less allowance for loan losses                    (40)
                                                                             --
                                   Net loans                          $   3,207
                                                                      =========


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                 (Dollars in Thousands)
                                                                -------------------------
                      Commercial
                           One year or less                            $       --
                           After one year through five years                   --
                           After five years                                    --
                                                                       ----------
                                                                               --
                                                                       ----------

                      Construction
                           One year or less                            $      452
                           After one year through five years                   --
                           After five years                                    --
                                                                       ----------
                                                                              452
                                                                       ----------

                      Other
                           One year or less                            $      714
                           After one year through five years                  744
                           After five years                                 1,337
                                                                       ----------
                                                                            2,795
                                                                       ----------
                                                                       $    3,247
                                                                       ==========

         The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                 (Dollars in Thousands)
                                                                -------------------------
                      Predetermined interest rates                     $      822
                      Floating or adjustable interest rates                 1,259
                                                                       ----------
                                                                       $    2,081
                                                                       ==========

RISK ELEMENTS

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 1998 is as follows:

                                                                                 December 31, 1998
                                                                             ---------------------------
                                                                               (Dollars in Thousands)
                                                                             ---------------------------
              Nonaccrual loans                                                      $        0
              Loans contractually past due ninety days or more as to
                   interest or principal payments and still accruing                         0
              Restructured loans                                                             0
              Loans, now current about which there are serious doubts
                   as to the ability of the borrower to comply with
                   loan repayment terms                                                      0
              Interest income that would have been recorded on
                   nonaccrual and restructured loans under original
                   terms                                                                     0
              Interest income that was recorded on nonaccrual and
                   restructured loans                                                        0

         It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

         Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                                        1998
                                                                             ---------------------------
                                                                                (Dollars in Thousands)
                                                                             ---------------------------
              Average amount of loans outstanding (since
                   November 30, 1998)                                               $      101
                                                                                    ==========

              Balance of allowance for loan losses at beginning of
                   period                                                                   --
                                                                                    ----------

              Loans charged off                                                             --
                                                                                    ----------

              Loans recovered                                                               --
                                                                                    ----------

              Net charge-offs                                                               --
                                                                                    ----------

              Additions to allowance charged to operating expense
                   during period                                                            40
                                                                                    ----------

              Balance of allowance for loan losses at end of period                 $       40
                                                                                    ==========

              Ratio of net loans charged off during the period to
                   average loans outstanding                                                --%
                                                                                    ==========



ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

         As of December 31, 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                                                       Percent of loans in each
                                                                    Amount             category to total loans
                                                            ------------------------  --------------------------
                                                            (Dollars in Thousands)
                                                            ------------------------
Commercial                                                          $    --                          --%
Real estate - construction                                                7                       13.89
Real estate - mortgage                                                   25                       61.93
Consumer installment loans and other                                      8                       24.18
                                                                    -------                     -------
                                                                    $    40                      100.00%
                                                                    =======                      ======

DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                                                              Amount                 Percent
                                                                      ------------------------     ------------
                                                                      (Dollars in Thousands)
                                                                      ------------------------
Noninterest-bearing demand deposits                                           $     43                    --%
Interest-bearing demand deposits                                                    99                  2.31
Savings deposits                                                                     5                  2.13
Time deposits                                                                       51                  5.09
                                                                              --------
         Total deposits                                                       $    198
                                                                              ========

(1) Average balances were determined using the daily average balances during the year for the period from November 30, 1998, date of commencement of operations, to December 31, 1998.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                                       (Dollars in Thousands)
                                                                                      -----------------------
Three months or less                                                                           $      --
Over three months through six months                                                                  --
Over six months through twelve months                                                                424
Over twelve months                                                                                   100
                                                                                               ---------
         Total                                                                                 $     524
                                                                                               =========


                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.


                                                                                     1998
                                                                                   ----------
                        Return on assets (1)                                         (5.58)%
                        Return on equity (2)                                         (7.56)
                        Dividend payout ratio (3)                                        --
                        Equity to assets ratio (4)                                   73.81

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3)  Dividends declared per share of common stock divided by net loss per share.
(4)  Average common equity divided by average total assets.

FORWARD LOOKING AND TREND INFORMATION

YEAR 2000 ISSUES

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these year 2000 problems and we do not anticipate that the year 2000 issue will materially impact our business or operations. We will rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we will also rely on a third party to process our data and account information. Because we are a new business, we have the ability to choose only those vendors who are ready for the year 2000, and therefore will not have to address problems in older systems. After our systems and equipment have been selected and installed, we will continue to monitor this situation up to and through the century change. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the bank.

         We have prepared a comprehensive year 2000 plan to monitor and insure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully year 2000 compliant by August 30, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the year 2000 readiness of each vendor, review year 2000 testing completed by each vendor, test our own systems if necessary and reasonable, and require comprehensive year 2000 warranties from each vendor. Our investigation of each vendor will primarily consist of requesting and reviewing its year 2000 test results.

         The Intercept Group, Inc. provides our mission critical computer software and data processing services. The Intercept Group is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. The Intercept Group is currently in the process of testing its systems for year 2000 issues. Rather than test all of its customers individually, the Intercept Group, like other vendors, is testing its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing is to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. The Intercept Group has completed most of the testing of the systems we are using. We have reviewed the methods and results of this testing and are satisfied that the tested systems are similar to ours and that the Intercept Group systems will function as intended on all critical year 2000 related dates. The Intercept Group system will include interfaces to other systems provided by other vendors, such as our ATM hardware. The Intercept Group is in the process of testing these interfaces and will provide the results of these tests to us as soon as they are complete. We expect to have all of these test results prior to June 30, 1999.

         Our year 2000 plan extends to our other less critical vendors as well, including telephone systems, credit card processors, and suppliers of office equipment such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and warranties of all of these vendors, and will be satisfied that all systems provided are year 2000 compliant before the end of August 1999. Based on our review of our vendor's systems and year 2000 testing results to date, we do not believe that any of them will have any significant year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the year 2000 readiness of the banking industry.

         Our agreements with each of our vendors, including the Intercept Group, do and will include contractual assurances and warranties regarding year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We are also in the process of evaluating our worst case scenario and developing contingency plans in case year 2000 issues do arise. Based on the information currently available, we do not believe that we have much year 2000 exposure and believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated year 2000 problems, although we cannot be sure.

         Our customers may also have year 2000 issues. Such issues could disrupt certain businesses with high year 2000 risk and affect their deposit balances and their ability to repay their loans. We intend to review each customer's exposure and assess year 2000 readiness through year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of year 2000 compliance. Although these surveys will be helpful, it would be very difficult for us to accurately assess the year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about year

2000 issues. To address this possible demand, we plan to have a higher percentage of our investment portfolio in readily accessible funds during this time frame.

ITEM 7.  FINANCIAL STATEMENTS.

Financial Statements are attached as Appendix A to the Form 10-K hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's Bylaws provides that the Board of Directors shall be dividend into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Donald D. George, John S. Lewis and Michael L. McPherson. The current Class II directors are Sam R. McCleskey, Stephen A. Taylor and B. Don Temples. The current Class III directors are Kenneth R. Bishop and Jerry W. Braden. The initial Class I directors terms will expire at the 1999 Annual Meeting. Each of the three current Class I directors has been nominated for reelection and will stand for election at the 1999 Annual Meeting for a three year term. The terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting.

         Set forth below is certain information about the nominees:

         Donald D. George, 59, was born in Wardtown, Virginia. He attended several colleges including Virginia State University, ICBO Business School of Manhattan, and St. Francis of Xavier College of Labor Relations. Mr. George has been in the transportation industry for over 30. He owns and is the president of Universal Transportation Corporation, established in October 1997, which provides Medicaid and Medicare transportation. In 1990, Mr. George formed his own company, Free Enterprise of Atlanta, Inc. d/b/a George's Motor Coach, which provides trip and shuttle services through the Atlanta area as well as out-of-state charter trips. He was also President of the 223rd Street Block Association and Scout master of Boy Scout Troop 676. Mr. George is a member of the Cobb County Chamber of Commerce, the City of Atlanta Chamber of Commerce, the Atlanta Business League, the City of Conyers Chamber of Commerce, and the Board of Directors of National Key Women of America.

         John S. Lewis, 55, was born in Cartersville, Georgia. He received a Bachelor of Business Administration from the University of Georgia. He received a LLB in Law from Mercer University. Mr. Lewis is in the property management business and manages jointly and independently owned income-producing real estate and farm land. He has been in the real estate sales and management business since 1986. He was a practicing attorney in Cartersville from 1970 to 1985.

         Michael L. McPherson, 49, was born in Cartersville, Georgia. He received a Bachelors Degree in Business Administration, cum laude, from Brenau College, Gainesville, Georgia. He graduated from several American Bankers association schools on credit and lending. He received the professional designation of Certified Lender-Business Banking (CLBB) from the Institute of Certified Bankers. He graduated from the Georgia Bankers School at the University of Georgia. Mr. McPherson has been a banker since 1977, when he began his career at Bartow County Bank, Cartersville, Georgia. He worked in all phases of banking from bookkeeping to senior vice president in charge of lending. He was employed by Bartow County Bank from 1977 to 1990. In 1990, Mr. McPherson moved to First Community Bank & Trust, Cartersville, Georgia as executive vice president and chief lending officer. He remained with First Community Bank & Trust until September 1997, at which time he resigned to lead the formation of Unity National Bank. Mr. McPherson is a past director of the Alumni Board of Governors of Reinhardt College; a past director of the Georgia Chapter of Bank Administration

Institute; past president of the Young Bankers Section of Community Bankers Association; a past member of the Board of Directors of Bartow County Advocates for Children; a member of Center Baptist Church, Cartersville; and active in various local charitable and civic organizations.

         Set forth below is also information about each of the company's other directors and each of its executive officers. Each of the following directors has been a director of the company since the company's formation in 1997. Each director is also a director of Unity National Bank.

         Kenneth R. Bishop, 35, was born in Jacksonville, Florida. He received a Bachelors Degree in Business Administration - Marketing from the University of Georgia. Mr. Bishop is the previous owner of Daddy Pam's Coffeehouse which he opened in March 1997. Mr. Bishop is currently employed as a vice president of Southern Color & Chemical Co., Inc. He has been an active member and supporter of the Sam Jones Methodist Church for many years. In addition, he has been active in a number of local charities, both financially and in service.

         Jerry W. Braden, 54, was born in Rome, Georgia. He received a Bachelor of Science Degree and a Masters Degree in Agricultural Economics from the University of Georgia. He is owner of a real estate management and development company styled The Braden Group. The Braden Group is a trade name used to develop real estate, to sell real estate, and to own and manage apartment complexes. He has owned and operated The Braden Group since 1981. Mr. Braden has been actively involved in many civic endeavors in Bartow County, including past chairman of the Market Analysis Research Committee for the Washington-based Council for Affordable and Rural Housing; member of the Board of Directors of the Bartow County Habitat for Humanity; member of the Board of Directors Bartow County Home Builders Association; member of the Board of Trustees of the Sam Jones Historic Home and Museum; member of Board of Directors of the Cartersville-Bartow County Opera; and chairman of the Finance Committee of Trinity United Methodist Church.

         Sam R. McCleskey, 58, was born in Woodstock, Georgia. Since 1979, Mr. McCleskey has been a supervisor in the tool and die area of Lockheed Martin Corporation and also the owner of McCleskey Builders, Inc., a residential home builder.

         Stephen A. Taylor, 43, was born in Fairmount, Georgia. Mr. Taylor is the owner of Taylor Farm Supply, which has served Cartersville, Georgia for nearly 50 years. Mr. Taylor has attended Reinhardt College and Floyd College and is a supporter of both these institutions. He is a past member of the Purina Corporation Advisory Board. Mr. Taylor also coached several years in the Bartow County Recreation Department.

         B. Don Temples, 47, was born in Cartersville, Georgia. Mr. Temples received an Associate of Arts degree from Reinhardt College and a Bachelor of Business Administration degree from the University of Georgia. He is a licensed real estate broker and co-owner of Temple's Construction, a residential real estate development and construction company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         As of December 31, 1998, the Company had no class of securities registered pursuant to Section 12 of the Exchange Act. As a result, Section 16(a) of the Exchange Act does not apply to the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the cash compensation paid by the Company or Unity National Bank to its Chief Executive Officer and President for the years ended December 31, 1997 and 1998. No executive officers of the Company or Unity National Bank earned total annual compensation, including salary and bonus, in excess of $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                      Annual Compensation(1)
----------------------------------------------     -------------------------------------------------------------
                                                                                                 Other Annual
         Name and Principal Position                 Year         Salary           Bonus         Compensation
----------------------------------------------     ---------     ----------       ---------     ----------------
Michael L. McPherson                                1998          $92,185         $16,134
     President and Chief Executive Officer          1997          $24,419           $ 0

(1) Executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed 10% of the executive's annual salary and bonus.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. McPherson for a five year term pursuant to which Mr. McPherson serves as the President and Chief Executive Officer of the Company and Unity National Bank. Mr. McPherson receives an annual salary of $110,000, plus his yearly medical insurance premium. Mr. McPherson is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. Additionally, Mr. McPherson participates in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses. Following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. McPherson may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten-mile radius of the Bank's offices,
(ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

DIRECTOR COMPENSATION

         Neither the Company nor Unity National Bank paid directors' fees in 1998. However, in recognition for the financial risks they undertook in connection with the formation of the Bank, each organizer of the Bank, who are also the initial directors, received warrants to purchase 17,500 additional shares of common stock, or an aggregate of 140,000 shares. The warrants will be exercisable at $10 per share and have a term of 10 years, but they will not become exercisable until November 30, 1999, which is the first anniversary of the date the Bank opened.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

         The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 1998.

                                             Number of Shares    Percentage of Beneficial
                      Name                       Owned (1)              Ownership
                      ----                   ----------------           ---------
         Kenneth R. Bishop                         17,500                 2.08%
         Jerry W. Braden                           20,000                 2.38%
         Donald D. George                          17,500                 2.08%
         John S. Lewis                             17,500                 2.08%
         Sam R. McCleskey                          17,700                 2.11%
         Michael L. McPherson                      18,537                 2.21%
         Stephen A. Taylor                         18,500                 2.20%
         B. Don Temples                            17,500                 2.08%

         Executive officers and directors as a    145,737                 17.37%
         group (8 persons)

----------------------
(1)      Includes shares for which the named person:
         -   has sole voting and investment power,
         -   has shared voting and investment power with a spouse, or
         - holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

         Does not include shares that may be acquired by exercising stock options or warrants, because no stock options or warrants are exercisable within the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company and Unity National Bank have banking and other transactions in the ordinary course of business with directors and officers of the Company and Unity National Bank and their affiliates. It is the Company's policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company does not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to the Company or Unity National Bank. Loans to individual directors and officers must also comply with Unity National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. The Company intends for all of its transactions with its affiliates to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-45979).
         4.1 See exhibits 3.1 and 3.2 for provisions of Company's Articles of Incorporation and Bylaws defining the rights of shareholders (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-45979).

         4.2      Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.2 of the Registration Statement on Form SB-2, File
                  No. 333-45979).
         5.1      Opinion of Nelson Mullins Riley & Scarborough, L.L.P.
                  (incorporated by reference to Exhibit 5.1 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         10.1     Employment Agreement dated as of December 12, 1997 between the
                  Company and Michael L. McPherson (incorporated by reference to
                  Exhibit 10.1 of the Registration Statement on Form SB-2, File
                  No. 333-45979).
         10.2     Option to Purchase Property (incorporated by reference to
                  Exhibit 10.2 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         10.3     Escrow Agreement between Company and First Tennessee Bank
                  (incorporated by reference to Exhibit 10.3 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         10.4     Line of Credit Note (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No.
                  333-45979).
         10.5     Subscription Agreement (incorporated by reference to Exhibit
                  10.5 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         10.6     Agency Agreement dated February 6, 1998 between the Company and Attkisson, Carter & Akers (incorporated by reference to
                  Exhibit 10.6 of the Registration Statement on Form SB-2, File
                  No. 333-45979).
         21       Subsidiaries of the Company
         23.1     Consent of Accountants (incorporated by reference to Exhibit
                  23.1 of the Registration
                  Statement on Form SB-2, File No. 333-45979).
         23.2     Consent of Nelson Mullins Riley & Scarborough, L.L.P.
                  (filed as part of Exhibit 5.1)
         24.1     Power of Attorney (part of signature page)
         27.1     Financial Data Schedule (for SEC filing purposes).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITY HOLDINGS, INC.

Date: March 29, 1999                 By:  /s/ Michael L. McPherson
---------------------------               --------------------------------
                                          Michael L. McPherson
                                          President and Chief Operating Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. McPherson, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                 Title                                  Date
   ---------                                 -----                                  ----
   /s/ Kenneth R. Bishop                     Director                               March 29, 1999
   ---------------------
   Kenneth R. Bishop

   /s/ Jerry W. Braden                       Director                               March 29, 1999
   -------------------
   Jerry W. Braden

   /s/Michael L. McPherson                   Director,  President  and  Chief       March 29, 1999
   -----------------------                   Executive Officer
   Michael L. McPherson

   /s/ Donald D. George                      Director                               March 29, 1999
   --------------------
   Donald D. George

   /s/ John S. Lewis                         Director                               March 29, 1999
   -----------------
   John S. Lewis

   /s/ Sam R. McCleskey                      Director                               March 29, 1999
   --------------------
   Sam R. McCleskey

   /s/ Stephen A. Taylor                     Director                               March 29, 1999
   ---------------------
   Stephen A. Taylor

   /s/ B. Don Temples                        Director                               March 29, 1999
   ------------------
   B. Don Temples

   /s/ Donald W. Thompson                    Director                               March 29, 1999
   ----------------------
   Donald W. Thompson

   /s/ James D. Timmons                      Chief Financial Officer                March 29, 1999
   --------------------
   James D. Timmons

INDEX TO EXHIBITS


Exhibit
Exhibit
Number                            Description
------                            ------------
3.1        Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-45979).
3.2        Bylaws (incorporated by reference to Exhibit 3.2 of the Registration
           Statement on Form SB-2, File No. 333-45979).
4.1        See exhibits 3.1 and 3.2 for provisions of Company's Articles of
           Incorporation and Bylaws defining the rights of shareholders
           (incorporated by reference to Exhibit 4.1 of the Registration
           Statement on Form SB-2, File No. 333-45979).
4.2        Form of Common Stock Certificate (incorporated by reference to
           Exhibit 4.2 of the Registration Statement on Form SB-2, File No.
           333-45979).
5.1        Opinion of Nelson Mullins Riley & Scarborough, L.L.P. (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form
           SB-2, File No. 333-45979).
10.1       Employment Agreement dated as of December 12, 1997 between the
           Company and Michael L. McPherson (incorporated by reference to
           Exhibit 10.1 of the Registration Statement on Form SB-2, File No.
           333-45979).
10.2       Option to Purchase Property (incorporated by reference to Exhibit
           10.2 of the Registration Statement on Form SB-2, File No.
           333-45979).
10.3       Escrow Agreement between Company and First Tennessee Bank
           (incorporated by reference to Exhibit 10.3 of the Registration
           Statement on Form SB-2, File No. 333-45979).
10.4       Line of Credit Note (incorporated by reference to Exhibit 10.4 of the
           Registration Statement on Form SB-2, File No. 333-45979).
10.5       Subscription Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-45979).
10.6       Agency Agreement dated February 6, 1998 between the Company and
           Attkisson, Carter & Akers (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-45979).
21         Subsidiaries of the Company
23.1       Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).
23.2       Consent of Nelson Mullins Riley & Scarborough, L.L.P.
           (filed as part of Exhibit 5.1)
24.1       Power of Attorney (part of signature page)
27.1       Financial Data Schedule (for SEC filing purposes).

                                                                      APPENDIX A


                          UNITY HOLDINGS, INC.
                             AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 1998

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1998

================================================================================

                                TABLE OF CONTENTS


                                                                                                                        Page

INDEPENDENT AUDITOR'S REPORT...............................................................................................1

FINANCIAL STATEMENTS

     Consolidated balance sheets...........................................................................................2
     Consolidated statements of operations.................................................................................3
     Consolidated statements of stockholders' equity (deficit).............................................................4
     Consolidated statements of cash flows.................................................................................5
     Notes to consolidated financial statements.........................................................................6-23

                          INDEPENDENT AUDITOR'S REPORT
===============================================================================


To the Board of Directors
Unity Holdings, Inc. and Subsidiary
Cartersville, Georgia

                  We have audited the accompanying consolidated balance sheets of Unity Holdings, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 and for the period from October 8, 1997, date of inception, to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Holdings, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from October 8, 1997, date of inception, to December 31, 1997, in conformity with generally accepted accounting principles.


         As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for organization costs.

                                          /s/ MAULDIN & JENKINS, LLC




Atlanta, Georgia
February 26, 1999

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

===============================================================================
                               Assets
                               ------

                                                                        1998              1997
                                                                     ------------       ---------
Cash and due from banks                                              $    381,515       $     186
Federal funds sold                                                      5,840,000               -
Securities available-for-sale                                             210,000               -

Loans                                                                   3,247,038               -
Less allowance for loan losses                                             40,000               -
                                                                     ------------       ---------
          Loans, net                                                    3,207,038               -

Premises and equipment                                                  1,403,278          58,124
Other assets                                                               56,648          98,590
                                                                     ------------       ---------

          Total assets                                               $ 11,098,479       $ 156,900
                                                                     ============       =========

                  Liabilities and Stockholders' Equity (Deficit)

Deposits
    Noninterest-bearing demand                                       $    704,600       $       -
    Interest-bearing demand                                             1,577,249               -
    Savings                                                               120,381               -
    Time, $100,000 and over                                               524,033               -
    Other time                                                            632,935               -
                                                                     ------------       ---------
         Total deposits                                                 3,559,198               -
    Note payable                                                                -         191,239
    Other liabilities                                                      54,867           4,328
                                                                     ------------       ---------
         Total liabilities                                              3,614,065         195,567
                                                                     ------------       ---------

Commitments and contingent liabilities

Stockholders' equity (deficit)
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; none issued                                                 -               -
    Common stock, par value $.01; 10,000,000 shares authorized;
        838,711 and 10 issued and outstanding, respectively                 8,387               -
    Capital surplus                                                     8,071,474             100
    Accumulated deficit                                                  (595,447)        (38,767)
                                                                     ------------       ---------

          Total stockholders' equity (deficit)                          7,484,414         (38,667)
                                                                     ------------       ---------

          Total liabilities and stockholders' equity (deficit)       $ 11,098,479       $ 156,900
                                                                     ============       =========

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS , INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM OCTOBER 8, 1997,
                     DATE OF INCEPTION, TO DECEMBER 31, 1997

===============================================================================

                                                                     1998             1997
                                                                   ---------       -----------
Interest income
    Loans                                                          $  13,917       $         -
    Federal funds sold                                               199,532                 -
                                                                   ---------       -----------
          Total interest income                                      213,449                 -
                                                                   ---------       -----------

Interest expense
    Deposits                                                           4,976                 -
    Note payable                                                      46,231             3,111
                                                                   ---------       -----------
          Total interest expense                                      51,207             3,111
                                                                   ---------       -----------

          Net interest income                                        162,242            (3,111)
Provision for loan losses                                             40,000                 -
                                                                   ---------       -----------
          Net interest income after provision for loan losses        122,242            (3,111)
                                                                   ---------       -----------

Other income
    Service charges on deposit accounts                                  554                 -
    Other operating income                                            22,275                 -
                                                                   ---------       -----------
          Total other income                                          22,829                 -
                                                                   ---------       -----------

Other expenses
    Salaries and employee benefits                                   290,190            28,557
    Equipment and occupancy expenses                                  46,328                 -
    Other operating expenses                                         227,293             7,099
                                                                   ---------       -----------
          Total other expenses                                       563,811            35,656
                                                                   ---------       -----------

          Loss before income taxes and cumulative
            effect of a change in accounting principle              (418,740)          (38,767)

Income tax expense                                                         -                 -
                                                                   ---------       -----------

          Loss before cumulative effect of a
            change in accounting principle                          (418,740)          (38,767)

Cumulative effect of a change in accounting principle               (137,940)                -
                                                                   ---------       -----------

                    Net loss                                       $(556,680)      $   (38,767)
                                                                   =========       ===========

Losses per common share before cumulative effect
   of a change in accounting principle                             $   (5.88)      $ (3,877.00)

Cumulative effect of a change in accounting principle                  (1.93)                -
                                                                   ---------       -----------

Losses per common share                                            $   (7.81)      $ (3,877.00)
                                                                   =========       ===========

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS , INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM OCTOBER 8, 1997,
                     DATE OF INCEPTION, TO DECEMBER 31, 1997

================================================================================

                                             Common Stock                                                        Total
                                     -----------------------------        Capital           Accumulated      Stockholders'
                                        Shares         Par Value          Surplus             Deficit        Equity (Deficit)
                                     -----------     -------------    ---------------     --------------     ----------------
Balance, October 8, 1997,
     (date of inception)
    Common stock subscription                 10     $           -     $          100     $            -     $           100
    Net loss                                   -                 -                  -            (38,767)            (38,767)
                                     -----------     -------------     --------------     --------------     ---------------
Balance, December 31,  1997                   10                 -                100            (38,767)            (38,667)
    Net loss                                   -                 -                  -           (556,680)           (556,680)
    Redemption of common stock               (10)                -               (100)                 -                (100)
    Issuance of common stock             838,711             8,387          8,378,723                  -           8,387,110
    Stock issue costs                          -                 -           (307,249)                 -            (307,249)
                                     -----------     -------------     --------------     --------------     ---------------
Balance, December 31, 1998               838,711     $       8,387     $    8,071,474     $     (595,447)    $     7,484,414
                                     ===========     =============     ==============     ==============     ===============


See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS , INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM OCTOBER 8, 1997,
                     DATE OF INCEPTION, TO DECEMBER 31, 1997

===============================================================================

                                                               1998             1997
                                                           ------------       ---------
OPERATING ACTIVITIES
    Net loss                                               $   (556,680)      $ (38,767)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                              6,215               -
        Write-off of organization costs                         137,940               -
        Provision for loan losses                                40,000               -
        Increase in interest receivable                         (11,475)              -
        Increase in interest payable                              2,120           1,795
        Other operating activities                               27,246         (21,467)
                                                           ------------       ---------

              Net cash used in operating activities            (354,634)        (58,439)
                                                           ------------       ---------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                 (210,000)              -
    Net increase in Federal funds sold                       (5,840,000)              -
    Net increase in loans                                    (3,247,038)              -
    Purchase of premises and equipment                       (1,351,369)        (58,124)
    Increase in organization costs                              (63,450)        (74,490)
                                                           ------------       ---------

            Net cash used in investing activities           (10,711,857)       (132,614)
                                                           ------------       ---------

FINANCING ACTIVITIES
    Proceeds from (repayment of) note payable                  (191,239)        191,239
    Net increase in deposits                                  3,559,198               -
    Proceeds from sale of common stock                        8,387,110               -
    Stock issue costs                                          (307,249)              -
                                                           ------------       ---------

            Net cash provided by financing activities        11,447,820         191,239
                                                           ------------       ---------

Net increase in cash and due from banks                         381,329             186

Cash and due from banks at beginning  of period                     186               -
                                                           ------------       ---------

Cash and due from banks at end of year                     $    381,515       $     186
                                                           ============       =========

SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                                 $     49,087       $       -

NONCASH TRANSACTION
    Issuance (redemption) of organization
       common stock                                        $       (100)      $     100

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

         Unity Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Unity National Bank (the "Bank"). The Bank is a commercial bank located in Cartersville, Bartow County, Georgia with a branch in Adairsville, Georgia. The Bank provides a full range of banking services in its primary market area of Bartow County and the surrounding counties. The Company commenced its banking operations on November 30, 1998.

        Basis of Presentation

         The consolidated financial statements for 1998 include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation. The financial statements for 1997 include the accounts of the Company only.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Due From Banks

         Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

         The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Securities

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other debt securities would be classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

        Loans

         Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

         Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans (Continued)

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

        Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes

         Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

         The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

        Losses Per Common Share

         Losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted-average number of shares outstanding for the years ended December 31, 1998 and 1997 was 71,242 and 10, respectively.

        Cumulative Effect of a Change in Accounting Principle

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During 1998, the Company wrote off $137,940 of unamortized organization costs upon adoption of SOP 98-5. As of December 31, 1997, the Company had capitalized all organization costs with the intent of amortizing the costs over a five year period upon commencement of banking operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

         Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.


NOTE 2.  SECURITIES AVAILABLE-FOR-SALE

         At December 31, 1998, securities available-for-sale consisted of a $210,000 equity security investment in the Federal Reserve Bank.

         There were no pledged securities at December 31, 1998. There were no sales of securities in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans at December 31, 1998 is summarized as follows:

            Real estate - construction                            $   452,000
            Real estate - mortgage                                  2,016,000
            Consumer, instalment and other                            786,546
                                                                  -----------
                                                                    3,254,546
            Unearned income                                            (7,508)
            Allowance for loan losses                                 (40,000)
                                                                  -----------
            Loans, net                                            $ 3,207,038
                                                                  ===========

         Changes in the allowance for loan losses for the year ended December 31, 1998 are as follows:

            Balance, beginning of year                            $        --
               Provision for loan losses                               40,000
               Loans charged off                                           --
               Recoveries of loans previously charged off                  --
                                                                  -----------
            Balance, end of year                                  $    40,000
                                                                  ===========

         Management has identified no amounts of impaired loans as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

         The Company may grant loans to certain directors, executive officers, and their related entities. The interest rates on these loans would be substantially the same as rates prevailing at the time of the transaction and repayment terms would be customary for the type of loan involved. At December 31, 1998, the Company had no related party loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                         December 31,
                                                             -----------------------------------
                                                                1998                    1997
                                                             -----------             -----------

         Land                                                $ 1,139,676             $    54,339
         Leasehold improvements                                   38,153                      --
         Equipment                                               115,553                   3,785
         Construction in process, estimated costs
            to complete                                          116,111                      --
                                                             -----------             -----------
                                                               1,409,493                  58,124
         Accumulated depreciation                                 (6,215)                     --
                                                             -----------             -----------
                                                             $ 1,403,278             $    58,124
                                                             ===========             ===========



NOTE 5.  LEASES

         The Company currently leases modular facilities for its branch and main office locations. The leases are for an original term of six months and one year, respectively. The Company prepaid the entire amount of the leases at lease inception at a total cost of $60,990. Total rental expense for the years ended December 31, 1998 and 1997 was $32,044 and $450, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 6.  DEPOSITS

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

            1999                                               $1,039,468
            2000                                                    5,000
            2001                                                  104,500
            2002                                                       --
            2003                                                    8,000
                                                               ----------
                                                               $1,156,968
                                                               ==========


NOTE 7.  NOTE PAYABLE

         At December 31, 1997, the note payable consisted of a $500,000 line of credit with a balance of $191,239. The note was repaid in 1998.


NOTE 8.  INCOME TAXES

         Income tax expense consists of the following:

                                                                   December 31,
                                                            -------------------------
                                                              1998            1997
                                                            ---------       ---------

            Current                                         $ (28,508)      $      --
            Deferred                                         (160,669)        (13,181)
            Change in valuation allowance                     189,177          13,181
                                                            ---------       ---------
                           Income tax expense               $      --       $      --
                                                            =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 8   INCOME TAXES (Continued)

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                         December 31,
                                                     ----------------------------------------------------
                                                              1998                          1997
                                                     ----------------------        ----------------------
                                                      Amount        Percent         Amount        Percent
                                                     ---------      -------        ---------      -------

            Income taxes at statutory rate           $(189,271)        (34)%       $ (13,181)        (34)%
               Other items                                  94          --                --          --
               Change in valuation allowance           189,177          34            13,181          34
                                                     ---------      ------         ---------      ------
            Income tax expense                       $      --          --%        $      --          --%
                                                     =========      ======         =========      ======


         The components of deferred income taxes are as follows:

                                                                         December 31,
                                                                 ----------------------------
                                                                   1998                1997
                                                                 ---------          ---------

            Deferred tax assets:
              Preopening and organizational expenses             $ 176,896          $  13,181
              Depreciation                                             906                 --
              Loan fees                                                 80                 --
              Net operating loss carryforward                       28,508                 --
                                                                 ---------          ---------
                                                                   206,390             13,181

            Valuation allowance                                   (202,358)           (13,181)
                                                                 ---------          ---------
                                                                     4,032                 --
                                                                 ---------          ---------

            Deferred tax liabilities; loan loss reserves             4,032                 --
                                                                 ---------          ---------

            Net deferred taxes                                   $      --          $      --
                                                                 =========          =========


         At December 31, 1998, the Company has available net operating loss carryforwards of $83,848 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments may include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments at December 31, 1998 is as follows:

            Commitments to extend credit                $    1,851,000
                                                        ===============

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         Year 2000 Disclosures

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that; (1) failure of any of the Company's systems will not have a material impact on operations, or (2) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.


NOTE 10. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Bartow County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Seventy-six percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's capital and surplus as defined by the Office of the Comptroller of the Currency, or approximately $1,124,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 11. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, no dividends could be declared without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 11. REGULATORY MATTERS (Continued)

         The Company and Bank's actual capital amounts and ratios as of December 31, 1998 are presented in the following table:

                                                                                                        To Be Well
                                                                                   For Capital       Capitalized Under
                                                                                     Adequacy        Prompt Corrective
                                                               Actual                Purposes        Action Provisions
                                                       ---------------------    ------------------   -----------------
                                                        Amount        Ratio     Amount       Ratio   Amount      Ratio
                                                       --------       ------    ------       -----   ------      -----
                                                                                 (Dollars in Thousands)
                                                       ---------------------------------------------------------------

         Total Capital (to Risk Weighted Assets):
            Consolidated                               $  7,524       131.45%   $  458         8%    $  573        10%
            Bank                                       $  7,494       130.92%   $  458         8%    $  573        10%
         Tier I Capital (to Risk Weighted Assets):
            Consolidated                               $  7,484       130.75%   $  229         4%    $  344         6%
            Bank                                       $  7,454       130.22%   $  229         4%    $  344         6%
         Tier I Capital (to Average Assets):
            Consolidated                               $  7,484       202.38%   $  148         4%    $  185         5%
            Bank                                       $  7,454       201.57%   $  148         4%    $  185         5%


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Cash, Due From Banks, and Federal Funds Sold:

           The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

         Securities:

           The carrying values of equity securities with no readily determinable fair value approximate fair values.

         Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

         Note Payable:

           The carrying amount of notes payable approximates its fair value.

         Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Off-Balance Sheet Instruments:

           The fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

           The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                         December 31, 1998                 December 31, 1997
                                                    ----------------------------      ---------------------------
                                                     Carrying           Fair           Carrying          Fair
                                                      Amount            Value           Amount           Value
                                                    ----------       -----------      ----------       ----------

             Financial assets:
                Cash, due from banks,
                  and Federal funds sold            $6,521,515       $6,521,515       $      186       $      186
                Securities available-for-sale          210,000          210,000               --               --
                Loans                                3,207,038        3,272,012               --               --
                Accrued interest receivable             11,475           11,475               --               --

             Financial liabilities:
                Deposits                             3,559,158        3,562,491               --               --
                Note payable                                --               --          191,239          191,239
                Accrued interest payable                 3,915            3,915            1,795            1,795

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations, and cash flows of Unity Holdings, Inc. as of December 31, 1998 and for the year ended December 31, 1998 and for the period from October 8, 1997, date of inception, to December 31, 1997:

                            CONDENSED BALANCE SHEETS

                                                                           1998             1997
                                                                        ----------       ----------

             Assets
               Cash                                                     $   30,022       $      186
               Investment in subsidiary                                  7,454,392               --
               Premises and equipment                                           --           58,124
               Other assets                                                     --           98,590
                                                                        ----------       ----------

                   Total assets                                         $7,484,414       $  156,900
                                                                        ==========       ==========

             Liabilities
               Note payable                                             $       --       $  191,239
               Other liabilities                                                --            4,328
                                                                        ----------       ----------

                   Total liabilities                                            --          195,567

             Stockholders' equity (deficit)                              7,484,414          (38,667)
                                                                        ----------       ----------

             Total liabilities and stockholders' equity (deficit)       $7,484,414       $  156,900
                                                                        ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13. PARENT COMPANY FINANCIAL INFORMATION (Continued)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                        1998             1997
                                                                      ---------        ---------

             Expenses
                Interest                                              $      --        $   3,111
                Salaries and employee benefits                               --           28,557
                Write-off of organization costs                         119,840               --
                Other operating expenses                                     --            7,099

                                                                      ---------        ---------
                      Total expenses                                    119,840           38,767
                                                                      ---------        ---------

                    Loss before equity in loss of subsidiary           (119,840)         (38,767)

             Equity in loss of subsidiary                              (436,840)              --
                                                                      ---------        ---------

                     Net loss                                         $(556,680)       $ (38,767)
                                                                      =========        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     1998               1997
                                                                                  -----------        -----------

             OPERATING ACTIVITIES
               Net loss                                                           $  (556,680)       $   (38,767)
               Adjustments to reconcile net loss to net
                 cash provided by (used in) operating activities:
                Write-off of organization costs                                       119,840                 --
                Loss of subsidiary                                                    436,840                 --
                Other operating activities                                             76,540            (19,672)
                                                                                  -----------        -----------

                       Net cash provided by (used in ) operating activities            76,540            (58,439)
                                                                                  -----------        -----------

             INVESTING ACTIVITIES
                (Purchase of) reimbursement for premises and equipment                 58,124            (58,124)
                Investment in subsidiary                                           (7,930,000)                --
                Increase in organization costs                                        (63,450)           (74,490)
                                                                                  -----------        -----------

                     Net cash used in investing activities                         (7,935,326)          (132,614)
                                                                                  -----------        -----------

             FINANCING ACTIVITIES
                Net proceeds from sale of common stock                              8,079,861                 --
                Proceeds from (repayment of) note payable                            (191,239)           191,239
                                                                                  -----------        -----------

                       Net cash provided by financing activities                    7,888,622            191,239
                                                                                  -----------        -----------

             Net increase in cash                                                      29,836                186

             Cash at beginning of period                                                  186                 --
                                                                                  -----------        -----------

             Cash at end of year                                                  $    30,022        $       186
                                                                                  ===========        ===========