Form 10QSB
period 1999-03-31
UNITY HOLDINGS INC
filed 1999-05-14
CIK 1054929

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      MARCH 31, 1999
                                             -------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                        COMMISSION FILE NUMBER: 333-45979

                              UNITY HOLDINGS, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 GEORGIA                                  58-2350609
-------------------------------------------         -----------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                Identification No.)

               19 SOUTH PUBLIC SQUARE, CARTERSVILLE, GEORGIA 30120
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 606-0555
                           --------------------------
                           (Issuer's telephone number

                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format (Check One) Yes      No  X
                                                              ---     ---

                       UNITY HOLDINGS, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX

                                                                           PAGE NO.
                                                                           --------
PART I.   FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET - MARCH 31, 1999                          3

              CONSOLIDATED STATEMENT OF OPERATIONS -
                 THREE MONTHS ENDED MARCH 31, 1999                                 4

              CONSOLIDATED STATEMENT OF CASH FLOWS - THREE
                MONTHS ENDED MARCH 31, 1999                                        5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               16

          SIGNATURES                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

Cash and due from banks                                                   $    751,343
Securities available-for-sale, at fair value                                   350,609
Federal funds sold                                                           7,440,000

Loans                                                                       13,268,959
Less allowance for loan losses                                                 166,000
                                                                          ------------
       Loans, net                                                           13,102,959
                                                                          ------------

Premises and equipment                                                       1,519,590
Other assets                                                                   198,051
                                                                          ------------

                                                                          $ 23,362,552
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing demand                                              $  2,908,733
  Interest-bearing demand                                                    5,637,740
  Savings                                                                    1,329,394
  Time                                                                       6,110,419
                                                                          ------------
       Total deposits                                                       15,986,286
Other liabilities                                                              115,959
                                                                          ------------
       Total liabilities                                                    16,102,245
                                                                          ------------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, par value $.01; 10,000,000 shares authorized;
     none issued                                                                    --
  Common stock, par value $.01; 10,000,000 shares authorized;
     839,211 shares issued                                                       8,392
  Capital surplus                                                            8,076,469
  Accumulated deficit                                                         (824,554)
                                                                          ------------
       Total stockholders' equity                                            7,260,307
                                                                          ------------

                                                                          $ 23,362,552
                                                                          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                      1999
                                                                   ---------
Interest income
   Loans                                                           $ 268,043
   Taxable securities                                                    924
   Federal funds sold                                                 75,863
   Deposits in banks                                                     531
                                                                   ---------
      Total interest income                                          345,361
                                                                   ---------

Interest expense on deposits                                          79,843
                                                                   ---------

      Net interest income                                            265,518
Provision for loan losses                                            126,000
                                                                   ---------
      Net interest income after provision for loan losses            139,518
                                                                   ---------

Other income
   Service charges on deposit accounts                                12,362
   Other operating income                                             27,334
                                                                   ---------
                                                                      39,696
                                                                   ---------

Other expenses
   Salaries and employee benefits                                    240,946
   Equipment and occupancy expenses                                   55,177
   Other operating expenses                                          112,198
                                                                   ---------
                                                                     408,321
                                                                   ---------

      Net loss                                                     $(229,107)
                                                                   =========

Basic and diluted losses per common share                          $   (0.27)
                                                                   =========

Cash dividends per share of common stock                           $      --
                                                                   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                               1999
                                                          ------------
OPERATING ACTIVITIES
  Net loss                                                $   (229,107)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                12,924
    Provision for loan losses                                  126,000
    Increase in interest receivable                            (77,655)
    Increase in interest payable                                51,407
    Other operating activities                                 (54,063)
                                                          ------------

       Net cash used in operating activities                  (170,494)
                                                          ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                  (140,609)
  Net increase in Federal funds sold                        (1,600,000)
  Net increase in loans                                    (10,021,921)
  Purchase of premises and equipment                          (129,236)
                                                          ------------

       Net cash used in investing activities               (11,891,766)
                                                          ------------

FINANCING ACTIVITIES
  Net increase in deposits                                  12,427,088
  Net proceeds from the issuance of stock                        5,000
                                                          ------------

       Net cash provided by financing activities            12,432,088
                                                          ------------

Net increase in cash and due from banks                        369,828

Cash and due from banks at beginning of period                 381,515
                                                          ------------

Cash and due from banks at end of period                  $    751,343
                                                          ============

CASH FLOW INFORMATION
  Cash paid during the period for interest                $     28,436


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

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

                       UNITY HOLDINGS, INC. AND SUBSIDIARY




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

         Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a one bank holding company for Unity National Bank. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. Because the Bank was not in operations during the first quarter of 1998, comparative information for the first quarter of 1998 would not be meaningful and has been omitted from this discussion. The Company expects to experience losses until the Bank's assets grow to a point where the assets generate an amount of revenue from operations that exceed the Bank's fixed costs. A review of the Company's operating results should be made with an understanding of its short history.

         FORWARD LOOKING STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, (the "Securities Act") and the Securities Exchange Act of 1934, (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," or "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; and the possible effects of the Year 2000 issues on the Company.

         Management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations have been included in the MD&A. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                   ACTUAL
                                         -------------------------
                                           UNITY           UNITY
                                         HOLDINGS,       NATIONAL    REGULATORY
                                           INC.            BANK      REQUIREMENT
                                         ------------  -----------  ------------

         Leverage capital ratios           40.87%           40.76%       4.00%
         Risk-based capital ratios:
            Tier I capital                 49.68            49.55        4.00
            Total capital                  50.81            50.69        8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                   MARCH 31,        DECEMBER 31,
                                     1999               1998                   INCREASE (DECREASE)
                                ---------------    ----------------     -----------------------------------
                                      (DOLLARS IN THOUSANDS)                AMOUNT            PERCENT
                                -----------------------------------     --------------    -----------------
Cash and due from banks         $          751     $           382      $         369            96.60%
Securities                                 351                 210                141            67.14
Federal funds sold                       7,440               5,840              1,600            27.40
Loans                                   13,103               3,207              9,896           308.57
Premises and equipment                   1,520               1,403                117             8.34
Other assets                               198                  56                142           253.57
                                --------------     ---------------      -------------
                                $       23,363     $        11,098      $      12,265           110.52
                                ==============     ===============      =============

Deposits                        $       15,987     $         3,559      $      12,428           349.20%
Other liabilities                          116                  55                 61           110.91
Stockholders' equity                     7,260               7,484               (224)           (2.99)
                                --------------     ---------------      -------------
                                $       23,363     $        11,098      $      12,265           110.52
                                ==============     ===============      =============

As indicated in the above table, the Company's total assets grew at a rate of 110.52%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $12,428,000 was invested primarily in loans and Federal funds sold. The Company's loan to deposit ratio at March 31, 1999 was 83.00% as compared to 91.22% at December 31, 1998 which is primarily a reflection of the short amount of time in which the Company has been in business and the rapid growth that the Company has experienced during this time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

Following is a summary of the Company's operations for the period indicated.

                                                        THREE MONTHS
                                                           ENDED
                                                          MARCH 31,
                                                      -----------------
                                                             1999
                                                      -----------------
                                                        (DOLLARS IN
                                                         THOUSANDS)
                                                      -----------------

Interest income                                       $            345

Interest expense                                                    80

Net interest income                                                265

Provision for loan losses                                          126

Other income                                                        40

Other expense                                                      408

Net loss                                                          (229)

The Company's net interest income was $265,000 during the first quarter of 1999. The Company's net interest margin increased to 7.01% during the first quarter of 1999 as compared to 4.88% for 1998. The increase in the net interest margin is due primarily to the significant loan growth and related loan fees.

The provision for loan losses was $126,000 during the first quarter of 1999. This amount is due exclusively to loan growth. The Company's reserve for loan losses amounted to 1.25% at March 31, 1999 as compared to 1.23% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 is as follows:

                                                                                MARCH 31,
                                                                              ---------------
                                                                                   1999
                                                                              ---------------
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
                                                                              ---------------

Nonaccrual loans                                                              $            -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                -
Restructured loans                                                                         -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                             -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                             -
Interest income that was recorded on nonaccrual and restructured loans                     -



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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1999 is as follows:

                                                                      THREE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                    ----------------
                                                                          1999
                                                                    ----------------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
                                                                    ----------------
Average amount of loans outstanding                                 $          8,552
                                                                    ================

Balance of allowance for loan losses at beginning of period         $             40
                                                                    ================

Loans charged off
   Commercial and financial                                         $              -
   Real estate mortgage                                                            -
   Instalment                                                                      -
                                                                    ----------------
                                                                                   -
                                                                    ----------------

Loans recovered
   Commercial and financial                                                        -
   Real estate mortgage                                                            -
   Instalment                                                                      -
                                                                    ----------------
                                                                                   -
                                                                    ----------------

Net charge-offs                                                                    -
                                                                    ----------------

Additions to allowance charged to operating expense during period                126
                                                                    ----------------

Balance of allowance for loan losses at end of period               $            166
                                                                    ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                       -%
                                                                    ================

Other income was $40,000 for the first quarter of 1999, consisting of $12,000 of service charges on deposit accounts, $19,000 of mortgage origination fees, and $9,000 of other miscellaneous fees.

Other expenses were $408,000 for the first quarter of 1999. Salaries and employee benefits of $241,000 was the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was in the preliminary stages of organization as of March 31, 1998. Therefore, statements of operations and cash flows for the period ended March 31, 1998 are not presented.

YEAR 2000 DISCLOSURES

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these Year 2000 problems and we do not anticipate that the Year 2000 issue will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we also rely on a third party to process our data and account information.

We have prepared a comprehensive Year 2000 plan to monitor and insure the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully Year 2000 compliant by August 31, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we have completed our investigation of the Year 2000 readiness testing of each vendor that provides a mission critical system or service to our company. The results of our investigation have been reported to and approved by the Board of Directors. Satisfactory testing of internal systems has been substantially completed with all remaining testing to be completed by August 31, 1999.

The Intercept Group, Inc. provides our mission critical computer software and data processing services. The Intercept Group is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. The Intercept Group has tested its systems for Year 2000 issues. Rather than test all of its customers individually, the Intercept Group, like other vendors, tested its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing was to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. The Intercept Group has completed testing its systems for Year 2000 readiness as well as loan and deposit platform systems that interface with their data processing system. The results of all testing have been reviewed by us and approved by our Board of Directors.

Our Year 2000 plan extends to our other less critical vendors as well, including telephone systems, credit card processors, and suppliers of office equipment such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and warranties of all of these vendors, and will be satisfied that all systems provided are Year 2000 compliant before the end of August 1999. Based on our review of our vendors' systems and Year 2000 testing results to date, we do not believe that any of them will have any significant Year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the Year 2000 readiness of the banking industry.

Our agreements with each of our vendors, including the Intercept Group, do and will include contractual assurances and warranties regarding Year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not Year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We have evaluated our worst case scenario based upon conclusions derived from Year 2000 readiness testing and review and developed contingency plans in case Year 2000 issues arise. Based on the information currently available, we do not believe that we have much Year 2000 exposure and believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated Year 2000 problems, although we cannot eliminate the risks of these problems.

Our customers may also have Year 2000 issues. Such issues could disrupt certain businesses with high Year 2000 risk and affect their deposit balances and their ability to repay their loans. We have identified and reviewed customers with significant credit exposure and deposit balances. This investigation has revealed no significant exposure to Year 2000 issues by our customers although we understand that it is very difficult to accurately assess the Year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, we plan to have a substantial portion of our investment portfolio in readily accessible funds during this time frame.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27. Financial Data Schedule (for SEC use only).


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITY HOLDINGS, INC.
                                     (Registrant)



DATE:  May 13, 1999             BY: /s/ Michael L. McPherson
       ------------                 --------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 13, 1999             BY: /s/ James D. Timmons
       ------------                 --------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)