Form 10QSB
period 1999-06-30
UNITY HOLDINGS INC
filed 1999-08-16
CIK 1054929

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                       COMMISSION FILE NUMBER: 333-45979

                              UNITY HOLDINGS, INC.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        GEORGIA                                               58-2350609
------------------------------                         -----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

              19 SOUTH PUBLIC SQUARE, CARTERSVILLE, GEORGIA 30120
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 606-0555
                            ------------------------
                          (Issuer's telephone number)

                                      N/A
  ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format (Check One) Yes  [ ]  No [X]

                      UNITY HOLDINGS, INC. AND SUBSIDIARY




-------------------------------------------------------------------------------

                                     INDEX
                                     ------

                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEET - JUNE 30, 1999.......................................................     3

                      CONSOLIDATED STATEMENT OF OPERATIONS -
                         THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND SIX
                         MONTHS ENDED JUNE 30, 1999 AND 1998...........................................................     4

                      CONSOLIDATED STATEMENT OF CASH FLOWS - SIX
                        MONTHS ENDED JUNE 30, 1999 AND 1998............................................................     5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................     6

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................     7


PART II           OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    17

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................................................    17

                  SIGNATURES...........................................................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)

                                     ASSETS
                                     ------
Cash and due from banks                                                 $    934,815
Securities available-for-sale, at value                                      350,609
Federal funds sold                                                         3,460,000

Loans                                                                     21,689,511
Less allowance for loan losses                                               287,684
                                                                        ------------
          Loans, net                                                      21,401,827
                                                                        ------------
Premises and equipment                                                     1,743,725
Other assets                                                                 541,340
                                                                        ------------
                                                                        $ 28,432,316
                                                                        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits
    Noninterest-bearing demand                                          $  4,082,436
    Interest-bearing demand                                                5,646,256
    Savings                                                                  489,766
    Time                                                                  10,867,137
                                                                        ------------
          Total deposits                                                  21,085,595
Other liabilities                                                            161,086
                                                                        ------------
          Total liabilities                                               21,246,681
                                                                        ------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                  8,392
    Capital surplus                                                        8,076,469
    Accumulated deficit                                                     (899,226)
          Total stockholders' equity                                       7,185,635
                                                                        ------------
                                                                        $ 28,432,316
                                                                        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)




                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                       -----------------------------------------------------------------------

                                                           1999                1998                1999               1998
                                                       ------------     --------------      -------------      ---------------
INTEREST INCOME
    Loans                                              $    503,516       $      2,417       $    771,559       $      2,417
    Taxable securities                                            -                  -                924                  -
    Federal funds sold                                       61,552                  -            137,415                  -
    Deposits in banks                                             -                  -                531                  -
                                                       ------------       ------------       ------------       ------------
              TOTAL INTEREST INCOME                         565,068              2,417            910,429              2,417
                                                       ------------       ------------       ------------       ------------

INTEREST EXPENSE
    Deposits                                                152,227                  -            232,070                  -
    Other borrowings                                              -              9,995                  -             14,202
                                                       ------------       ------------       ------------       ------------
              TOTAL INTEREST EXPENSE                        152,227              9,995            232,070             14,202
                                                       ------------       ------------       ------------       ------------

              NET INTEREST INCOME (EXPENSE)                 412,841             (7,578)           678,359            (11,785)
PROVISION FOR LOAN LOSSES                                   122,000                  -            248,000                  -
                                                       ------------       ------------       ------------       ------------
              NET INTEREST INCOME (EXPENSE) AFTER
                PROVISION FOR LOAN LOSSES                   290,841             (7,578)           430,359            (11,785)
                                                       ------------       ------------       ------------       ------------

OTHER INCOME
    Service charges on deposit accounts                      29,419                  -             41,781                  -
    Other operating income                                   45,541                  -             72,875                  -
                                                       ------------       ------------       ------------       ------------
                                                             74,960                  -            114,656                  -
                                                       ------------       ------------       ------------       ------------

OTHER EXPENSES
    Salaries and employee benefits                          235,852             63,001            476,798             90,695
    Equipment and occupancy expenses                         65,753              1,900            120,930              3,209
    Other operating expenses                                138,868             26,297            251,066             36,485
                                                       ------------       ------------       ------------       ------------
                                                            440,473             91,198            848,794            130,389
                                                       ------------       ------------       ------------       ------------

              NET LOSS                                 $    (74,672)      $    (98,776)      $   (303,779)      $   (142,174)
                                                       ============       ============       ============       ============


BASIC AND DILUTED LOSSES PER COMMON SHARE              $      (0.09)      $  (9,878.00)      $      (0.36)      $ (14,217.00)
                                                       ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                                 $    839,211       $         10       $    839,211       $         10
                                                       ============       ============       ============       ============


CASH DIVIDENDS PER SHARE OF COMMON STOCK               $          -       $          -       $          -       $          -
                                                       ============       ============       ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                                      1999               1998
                                                              ----------------     ---------------
OPERATING ACTIVITIES
    Net loss                                                     $   (303,779)      $   (142,174)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                   33,820                  -
        Provision for loan losses                                     248,000                  -
        Increase in interest receivable                              (131,317)                 -
        Increase in interest payable                                  119,382                  -
        Other operating activities                                    (11,369)             9,350
                                                                 ------------       ------------

              Net cash used in operating activities                   (45,263)          (132,824)
                                                                 ------------       ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits                               0         (5,566,308)
    Purchases of securities available-for-sale                       (140,609)                 -
    Net increase  in Federal funds sold                             2,380,000                  -
    Net increase in loans                                         (18,442,789)                 -
    Purchase of premises and equipment                               (374,267)            (2,215)
    Purchase of life insurance policies                              (355,169)
    Increase in deferred stock issue and organization costs                 -           (100,058)
    Increase in options to purchase land                                    -            (67,815)
                                                                 ------------       ------------

          Net cash used in investing activities                   (16,932,834)        (5,736,396)
                                                                 ------------       ------------

FINANCING ACTIVITIES
    Net increase in deposits                                       17,526,397                  -
    Net proceeds from the issuance of stock                             5,000                  -
    Proceeds from stock subscription deposits                               -          5,563,890
    Proceeds from notes payable                                             -            305,144
                                                                 ------------       ------------

          Net cash provided by financing activities                17,531,397          5,869,034
                                                                 ------------       ------------

Net increase (decrease) in cash and due from banks                    553,300               (186)

Cash and due from banks at beginning of period                        381,515                186
                                                                 ------------       ------------

Cash and due from banks at end of period                         $    934,815       $          -
                                                                 ============       ============

CASH FLOW INFORMATION
    Cash paid during the period for interest                     $    112,688       $          -


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

         The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

         Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a one bank holding company for Unity National Bank. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. Because the Bank was not in operation during the first six months of 1998, comparative information for the second quarter and first six months of 1998 would not be meaningful and has been omitted from this discussion. The Company expects to experience losses until the Bank's assets grow to a point where the assets generate an amount of revenue from operations that exceed the Bank's fixed costs. A review of the Company's operating results should be made with an understanding of its short history.

         FORWARD LOOKING STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," or "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

At June 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                            ACTUAL
                                                                 ------------------------------
                                                                    UNITY            UNITY
                                                                   HOLDINGS,        NATIONAL      REGULATORY
                                                                     INC.             BANK       REQUIREMENT
                                                                 --------------  -------------   -------------
                 Leverage capital ratios                              27.38 %         27.30 %         4.00 %
                 Risk-based capital ratios:
                    Tier I capital                                    33.63           33.53           4.00
                    Total capital                                     34.87           34.78           8.00


As the Company continues to grow, the capital ratios will decrease rapidly during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                      JUNE 30,     DECEMBER 31,
                                       1999           1998             INCREASE (DECREASE)
                                  ------------    -------------   -----------------------------
                                      (DOLLARS IN THOUSANDS)       AMOUNT            PERCENT
                                  -----------------------------   ------------    -------------
Cash and due from banks              $     935      $     382      $     553          144.76%
Securities                                 351            210            141           67.14
Federal funds sold                       3,460          5,840         (2,380)         (40.75)
Loans                                   21,402          3,207         18,195          567.35
Premises and equipment                   1,743          1,403            340           24.23
Other assets                               541             56            485          817.86
                                     ---------      ---------       ---------
                                     $  28,432      $  11,098      $  17,334          156.19
                                     =========      =========       =========

Deposits                             $  21,086      $   3,559      $  17,527          492.47%
Other liabilities                          161             55            106          192.73
Stockholders' equity                     7,185          7,484           (299)          (4.00)
                                     --------      ---------       ---------
                                     $  28,432      $  11,098      $  17,334          156.19
                                     =========      =========       =========


As indicated in the above table, the Company's total assets grew at a rate of 156.19%. This high rate of growth is not uncommon for a de novo bank. The Company's loan portfolio increased from $3,207,000 at December 31, 1998 to $21,402,000 at June 30, 1999. The Company funded this increase primarily through an increase in deposits of $17,527,000 and a reduction in Federal funds sold of $2,380,000. The Company's loan to deposit ratio at June 30, 1999 was 102.86% as compared to 91.22% at December 31, 1998, which is primarily a reflection of the short amount of time in which the Company has been in business and the rapid growth that the Company has experienced during this time.

The Company is currently engaged in the construction of its main office facilities. As of June 30, 1999, the Company has expended $328,000 of the total $1,800,000 contract price. The Company is currently involved in negotiations for the construction of its branch facilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                         THREE MONTHS ENDED
                                              JUNE 30,
                                     --------------------------
                                         1999          1998
                                     ----------     -----------
                                       (DOLLARS IN THOUSANDS)
                                     --------------------------
Interest income                        $ 565        $  2
Interest expense                         152          10
Net interest income (expense)            413          (8)
Provision for loan losses                122          --
Other income                              75          --
Other expense                            441          91
Net loss                                 (75)        (99)


                                         THREE MONTHS ENDED
                                              JUNE 30,
                                     --------------------------
                                         1999          1998
                                     ----------     -----------
                                       (DOLLARS IN THOUSANDS)
                                     --------------------------
Interest income                        $ 910        $  2
Interest expense                         232          14
Net interest income (expense)            678         (12)
Provision for loan losses                248          --
Other income                             115          --
Other expense                            849         130
Net loss                                (304)       (142)


The Company's net interest income was $413,000 and $678,000 for the second quarter and first six months of 1999, respectively. The Company's net interest margin increased to 7.03% during the first six months of 1999 as compared to 4.88% for 1998. The increase in the net interest margin is due primarily to the significant loan growth during 1999 and reflects the related loan fees generated by the loan growth. In addition, more earning assets have been applied to the higher yielding loan portfolio as opposed to Federal funds sold or investment securities during this period.

While the Company anticipates that its loan portfolio will continue to grow in the near future, both in aggregate terms and as a percentage of deposits, the net interest margin will likely decline over time. The current net interest margin is partly a function of the relatively small size of the loan portfolio, which means that several attractive individual loan rates and fees are more apt to affect the portfolio average.

The provision for loan losses was $122,000 and $248,000 for the second quarter and first six months of 1999, respectively. This increase is due exclusively to loan growth. The Company's reserve for loan losses amounted to 1.32% at June 30, 1999 as compared to 1.23% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. The Company had no nonperforming loans at June 30, 1999 and has never had any loan charge-offs. Nevertheless, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1999 is as follows:

                                                                                     JUNE 30,
                                                                                  ---------------
                                                                                       1999
                                                                                  ---------------
                                                                                    (DOLLARS IN
                                                                                     THOUSANDS)
                                                                                  ---------------
Nonaccrual loans                                                                   $      --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               --
Restructured loans                                                                        --
Loans, now current but about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                            --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                            --
Interest income that was recorded on nonaccrual and restructured loans                    --


The Company discontinues the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 is as follows:

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 ------------------
                                                                       1999
                                                                 ------------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
                                                                 ------------------
Average amount of loans outstanding                              $           13,317
                                                                 ==================
Balance of allowance for loan losses at beginning of period      $               40
                                                                 ------------------

Loans charged off
   Commercial and financial                                      $               --
   Real estate mortgage                                                          --
   Installment                                                                   --
                                                                 ------------------
                                                                 ------------------
                                                                 ------------------

Loans recovered
   Commercial and financial                                                      --
   Real estate mortgage                                                          --
   Installment                                                                   --
                                                                 ------------------
                                                                 ------------------
                                                                 ------------------

Net charge-offs                                                                  --
                                                                 ------------------

Additions to allowance charged to
   operating expense during period                                              248
                                                                 ------------------

Balance of allowance for loan losses at end of period            $              288
                                                                 ==================

Ratio of net loans charged off during the period to
   average loans outstanding                                                    --%
                                                                 ==================

Other income was $75,000 and $115,000 for the second quarter and first six months of 1999, respectively, consisting of service charges on deposit accounts, mortgage origination fees, and other miscellaneous fees.

Other expenses were $441,000 and $849,000 for the second quarter and first six months of 1999. Salaries and employee benefits of $236,000 and $437,000, respectively, were the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

YEAR 2000 DISCLOSURES

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems and we do not anticipate that the Year 2000 issue will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we also rely on a third party to process our data and account information.

We have prepared a comprehensive Year 2000 plan to monitor and insure the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully Year 2000 compliant by August 31, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we have completed our investigation of the Year 2000 readiness testing of each vendor that provides a mission critical system or service to our company. The results of our investigation have been reported to and approved by the Board of Directors. Satisfactory testing of internal systems has been completed as of June 30, 1999.

The Intercept Group, Inc. provides our mission critical computer software and data processing services. The Intercept Group is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. The Intercept Group has tested its systems for Year 2000 issues. Rather than test all of its customers individually, the Intercept Group, like other vendors, tested its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing was to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. Banking regulators have approved this type of testing as a valid means of testing. The Intercept Group has completed testing its systems for Year 2000 readiness as well as loan and deposit platform systems that interface with their data processing system. The results of all testing have been reviewed by us and approved by our Board of Directors.

Our Year 2000 plan extends to our other less critical vendors as well, including telephone systems, credit card processors, and suppliers of office equipment such as copy and fax machines. Under our plan, we have reviewed the test results, assurances and warranties of all of these vendors, and are satisfied that all systems provided are Year 2000 compliant. Based on our review of our vendors' systems and Year 2000 testing results to date, we do not believe that any of them will have any significant Year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the Year 2000 readiness of the banking industry.

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

We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business. However, we recognize that it is not possible to determine with complete certainty that all Year 2000 issues have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, we expect that we could possibly suffer the following consequences:

- There may be a number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

- System malfunctions could occur that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Depending on the systems affected, our contingency plans to identify and correct Year 2000 issues include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and
(d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business.

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

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Company was held on May 19, 1999.

         (b) The following Class I directors were elected at the meeting to serve terms for three years:

                  Donald D. George
                  John S. Lewis
                  Michael L. McPherson

                  Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

                                                          # OF
                            DONALD D. GEORGE             SHARES
                                                       ------------
                            For                             451,381
                            Against                           1,500
                            Abstained                            --
                            Not voted                            --
                                                       ------------
                            Total                           452,881
                                                       ============

                                                           # OF
                           JOHN S. LEWIS                   SHARES
                                                       ------------
                           For                              451,381
                           Against                            1,500
                           Abstained                             --
                           Not voted                             --
                                                       ------------
                           Total                            452,881
                                                       ============

                                                          # OF
                           MICHAEL L. MCPHERSON          SHARES
                                                      -------------
                           For                              451,381
                           Against                            1,500
                           Abstained                             --
                           Not voted                             --
                                                       ------------
                           Total                            452,881
                                                       ============

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)


                  The terms of the Class II directors expire at the 2000 Annual Shareholders Meeting. The terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting. Our directors and their classes are:

                  Class I                    Class II                   Class III

               Donald D. George         Sam R. McCleskey           Kenneth R. Bishop
                 John S. Lewis         Stephen A. Taylor            Jerry W. Braden
             Michael L. McPherson       B. Don Temples

                  (c)      The 1999 stock option plan was approved.

                           Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to the plan:

                                                                 # OF
                                                                SHARES
                                                              -----------

                                  For                            417,936
                                  Against                         12,595
                                  Abstained                        6,000
                                  Not voted                       16,350
                                                               ---------
                                  Total                          452,881
                                                               =========


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


                              UNITY HOLDINGS, INC.
                                  (Registrant)



DATE:  August 13, 1999         BY:  /s/ Michael L. McPherson
       -------------------         --------------------------------------------
                                   Michael L. McPherson, President and C.E.O.
                                   (Principal Executive Officer)


DATE:  August 13, 1999         BY:  /s/ James D. Timmons
       -------------------         --------------------------------------------
                                   James D. Timmons, CFO
                                   (Principal Financial and Accounting Officer)