Form 10QSB
period 1999-09-30
UNITY HOLDINGS INC
filed 1999-11-15
CIK 1054929

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  SEPTEMBER 30, 1999
                                            -------------------

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

                                 (770) 606-0555
                           --------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format (Check One) Yes  [ ]  No  [X]

                       UNITY HOLDINGS, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.    FINANCIAL INFORMATION

           ITEM 1 - FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999...................3

               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS -
                  THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND NINE
                 MONTHS ENDED SEPTEMBER 30, 1999 AND 1998........................4

               CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
                 MONTHS ENDED SEPTEMBER 30, 1999 AND 1998........................5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................6

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................7


PART II.   OTHER INFORMATION

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........18

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................18

           SIGNATURES...........................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

Cash and due from banks                                            $  1,591,369
Interest-bearing deposits in banks                                      100,000
Securities available-for-sale, at fair value                          2,432,002
Federal funds sold                                                    1,050,000

Loans                                                                31,365,851
Less allowance for loan losses                                          446,484
                                                                   ------------
        Loans, net                                                   30,919,367
                                                                   ------------

Premises and equipment                                                2,132,202
Other assets                                                            652,639
                                                                   ------------

                                                                   $ 38,877,579
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing demand                                       $  5,419,473
  Interest-bearing demand                                             7,528,880
  Savings                                                               554,222
  Time                                                               17,879,962
                                                                   ------------
        Total deposits                                               31,382,537
Other liabilities                                                       318,869
                                                                   ------------
        Total liabilities                                            31,701,406
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued                                                             -
  Common stock, par value $.01; 10,000,000 shares authorized;
      839,211 shares issued and outstanding                               8,392
  Capital surplus                                                     8,076,469
  Accumulated deficit                                                  (904,782)
  Accumulated other comprehensive loss                                   (3,906)
                                                                   ------------
        Total stockholders' equity                                    7,176,173
                                                                   ------------

                                                                   $ 38,877,579
                                                                   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------       ----------------------------
                                                      1999           1998             1999              1998
                                                   ---------      -----------      -----------      -----------
INTEREST INCOME
    Loans                                          $ 761,498      $         -      $ 1,533,057      $         -
    Taxable securities                                23,555                -           24,479                -
    Federal funds sold                                44,300                -          181,715                -
    Deposits in banks                                      -           74,535              531           76,952
                                                   ---------      -----------      -----------      -----------
            TOTAL INTEREST INCOME                    829,353           74,535        1,739,782           76,952
                                                   ---------      -----------      -----------      -----------

INTEREST EXPENSE
    Deposits                                         260,863                -          492,933                -
    Other borrowings                                       -           22,016                -           36,218
                                                   ---------      -----------      -----------      -----------
            TOTAL INTEREST EXPENSE                   260,863           22,016          492,933           36,218
                                                   ---------      -----------      -----------      -----------

            NET INTEREST INCOME                      568,490           52,519        1,246,849           40,734
PROVISION FOR LOAN LOSSES                            158,800                -          406,800                -
                                                   ---------      -----------      -----------      -----------
            NET INTEREST INCOME  AFTER
              PROVISION FOR LOAN LOSSES              409,690           52,519          840,049           40,734
                                                   ---------      -----------      -----------      -----------

OTHER INCOME
    Service charges on deposit accounts               34,911                -           76,692                -
    Other operating income                            39,651                -          112,526                -
                                                   ---------      -----------      -----------      -----------
                                                      74,562                -          189,218                -
                                                   ---------      -----------      -----------      -----------

OTHER EXPENSES
    Salaries and employee benefits                   284,319           73,602          761,117          165,047
    Equipment and occupancy expenses                  54,380            1,582          175,310            4,791
    Other operating expenses                         151,109           29,664          402,175           66,149
                                                   ---------      -----------      -----------      -----------
                                                     489,808          104,848        1,338,602          235,987
                                                   ---------      -----------      -----------      -----------

            NET LOSS                                  (5,556)         (52,329)        (309,335)        (195,253)

OTHER COMPREHENSIVE LOSS
    Unrealized losses on securities
      available-for-sale arising during period        (3,906)               -           (3,906)               -
                                                   ---------      -----------      -----------      -----------

COMPREHENSIVE LOSS                                 $  (9,462)     $   (52,329)     $  (313,241)     $  (195,253)
                                                   =========      ===========      ===========      ===========

BASIC AND DILUTED LOSSES PER COMMON SHARE          $   (0.01)     $ (5,233.00)     $     (0.37)     $(19,525.00)
                                                   =========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                             $ 839,211      $        10      $   839,211      $        10
                                                   =========      ===========      ===========      ===========


CASH DIVIDENDS PER SHARE OF COMMON STOCK           $       -      $         -      $         -      $         -
                                                   =========      ===========      ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                     1999             1998
                                                                ------------      -----------
OPERATING ACTIVITIES
  Net loss                                                      $   (309,335)     $  (195,253)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation                                                      72,751                -
    Provision for loan losses                                        406,800                -
    Increase in interest receivable                                 (226,106)               -
    Increase in interest payable                                     209,328                -
    Other operating activities                                        39,958          (23,964)
                                                                ------------      -----------

        Net cash provided by (used in) operating activities          193,396         (219,217)
                                                                ------------      -----------

INVESTING ACTIVITIES
  Net increase in interest-bearing deposits in banks                (100,000)      (7,357,791)
  Purchases of securities available-for-sale                      (2,225,908)               -
  Net decrease in Federal funds sold                              4,790,000                 -
  Net increase in loans                                          (28,119,129)               -
  Purchase of premises and equipment                                (801,675)        (868,342)
  Purchase of life insurance policies                               (355,169)               -
  Increase in deferred stock issue and organization costs                  -         (110,430)
  Increase in options to purchase land                                     -          (70,030)
                                                                ------------      -----------

        Net cash used in investing activities                    (26,811,881)      (8,406,593)
                                                                ------------      -----------

FINANCING ACTIVITIES
  Net increase in deposits                                        27,823,339                -
  Net proceeds from the issuance of stock                              5,000                -
  Proceeds from stock subscription deposits                                -        7,664,784
  Proceeds from notes payable                                              -          960,840
                                                                ------------      -----------

        Net cash provided by financing activities                 27,828,339        8,625,624
                                                                ------------      -----------

Net increase (decrease) in cash and due from banks                 1,209,854             (186)

Cash and due from banks at beginning of period                       381,515              186
                                                                ------------      -----------

Cash and due from banks at end of period                        $  1,591,369      $         -
                                                                ============      ===========

CASH FLOW INFORMATION
  Cash paid during the period for interest                      $    283,605      $    36,218


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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

         Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a one bank holding company for Unity National Bank. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. Because the Bank was not in operation during the first nine months of 1998, comparative analysis for the third quarter and first nine months of 1998 would not be meaningful and has been omitted from this discussion. The Company expects to experience losses until the Bank's assets grow to a point where the assets generate an amount of revenue from operations that exceed the Bank's fixed costs. A review of the Company's operating results should be made with an understanding of its short history.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

As of September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                          ACTUAL
                                                   -------------------
                                                     UNITY      UNITY
                                                   HOLDINGS,  NATIONAL   REGULATORY
                                                     INC.       BANK     REQUIREMENT
                                                   ---------  --------   -----------
                 Leverage capital ratios            20.28%      20.21%       4.00%
                 Risk-based capital ratios:
                    Tier I capital                  22.12       22.04        4.00
                    Total capital                   23.37       23.29        8.00

As the Company continues to grow, the capital ratios will decrease rapidly during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                        SEPTEMBER 30,         DECEMBER 31,
                                            1999                  1998                  INCREASE (DECREASE)
                                       ---------------      ----------------    ---------------------------------
                                              (DOLLARS IN THOUSANDS)                AMOUNT             PERCENT
                                       -------------------------------------    --------------      -------------
Cash and due from banks                $         1,591      $           382     $        1,209           316.49%
Interest-bearing deposits in banks                 100                    -                100                -
Securities                                       2,432                  210              2,222         1,058.10
Federal funds sold                               1,050                5,840             (4,790)          (82.02)
Loans                                           30,920                3,207             27,713           864.14
Premises and equipment                           2,132                1,403                729            51.96
Other assets                                       653                   56                597         1,066.07
                                       ---------------      ---------------     --------------
                                       $        38,878      $        11,098     $       27,780           250.32
                                       ===============      ===============     ==============

Deposits                               $        31,383      $         3,559     $       27,824           781.79%
Other liabilities                                  319                   55                264           480.00
Stockholders' equity                             7,176                7,484               (308)           (4.12)
                                       ---------------      ---------------     --------------
                                       $        38,878      $        11,098     $       27,780           250.32
                                       ===============      ===============     ==============

As indicated in the above table, the Company's total assets grew at a rate of 250.32%. This high rate of growth is not uncommon for a de novo bank. The Company's loan portfolio increased from $3,207,000 at December 31, 1998 to $30,920,000 at September 30, 1999. The Company funded this increase primarily through an increase in deposits of $27,824,000 and a reduction in Federal funds sold of $4,790,000. The Company's loan to deposit ratio at September 30, 1999 was 99.95% as compared to 91.22% at December 31, 1998, which is primarily a reflection of the short amount of time in which the Company has been in business and the rapid growth that the Company has experienced during this time.

The Company is currently engaged in the construction of its main office facilities. As of September 30, 1999, the Company has expended $429,000 of the total $1,800,000 contract price. Additionally, $203,169 has been expended for architectural fees, site grading, and banking equipment prepayments. The Company has entered into a contract for the construction of a full-service branch facility in Adairsville, Georgia at a contract price of $773,000. As of September 30, 1999, no progress payments have been made to the contractor; however, $102,000 has been expended for architectural fees, site grading, and banking equipment prepayments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                       -----------------------------------
                                             1999               1998
                                       ----------------  -----------------
                                             (DOLLARS IN THOUSANDS)
                                       -----------------------------------
Interest income                        $           829   $             75
Interest expense                                   261                 22
Net interest income                                568                 53
Provision for loan losses                          159                  -
Other income                                        75                  -
Other expense                                      490                105
Net loss                                            (6)               (52)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                       ------------------------------------
                                              1999               1998
                                       -----------------  -----------------
                                             (DOLLARS IN THOUSANDS)
                                       ------------------------------------
Interest income                        $          1,740   $             77
Interest expense                                    493                 36
Net interest income                               1,247                 41
Provision for loan losses                           407                  -
Other income                                        189                  -
Other expense                                     1,338                236
Net loss                                           (309)              (195)

The Company's net interest income was $568,000 and $1,247,000 for the third quarter and first nine months of 1999, respectively. The Company's net interest margin increased to 7.11% during the first nine months of 1999 as compared to 4.88% for the year ended December 31, 1998. The increase in the net interest margin is due primarily to the significant loan growth during 1999, as the Bank began operations on November 30, 1998, and reflects the related loan fees generated by the loan growth. In addition, more available funds have been applied to the higher yielding loan portfolio as opposed to Federal funds sold or securities during this period.

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

The provision for loan losses was $159,000 and $407,000 for the third quarter and first nine months of 1999, respectively. This increase is due exclusively to loan growth. The Company's allowance for loan losses as a percentage of total loans amounted to 1.42% at September 30, 1999 as compared to 1.23% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. The Company had no nonperforming loans at September 30, 1999 and has never had any loan charge-offs. Nevertheless, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1999 is as follows:

                                                                                     SEPTEMBER 30,
                                                                                    ---------------
                                                                                          1999
                                                                                    ---------------
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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 is as follows:

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ----------------------
                                                                                      1999
                                                                              ----------------------
                                                                              (DOLLARS IN THOUSANDS)
                                                                              ----------------------

Average amount of loans outstanding                                           $              17,793
                                                                              =====================

Balance of allowance for loan losses at beginning of period                   $                  40
                                                                              ---------------------

Loans charged off
   Commercial and financial                                                   $                   -
   Real estate mortgage                                                                           -
   Instalment                                                                                     -
                                                                              ---------------------
                                                                                                  -
                                                                              ---------------------

Loans recovered
   Commercial and financial                                                                       -
   Real estate mortgage                                                                           -
   Instalment                                                                                     -
                                                                              ---------------------
                                                                                                  -
                                                                              ---------------------

Net charge-offs                                                                                   -
                                                                              ---------------------

Additions to allowance charged to
   operating expense during period                                                              407
                                                                              ---------------------

Balance of allowance for loan losses at end of period                         $                 447
                                                                              =====================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                   -  %
                                                                              =====================

Other income was $75,000 and $189,000 for the third quarter and first nine months of 1999, respectively, consisting of service charges on deposit accounts, mortgage origination fees, and other miscellaneous fees.

Other expenses were $490,000 and $1,338,000 for the third quarter and first nine months of 1999, respectively. Salaries and employee benefits of $284,000 and $761,000, respectively, were the largest component of total other expenses.

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

We have prepared a comprehensive Year 2000 plan to monitor and insure the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully Year 2000 compliant by August 31, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we have completed our investigation of the Year 2000 readiness testing of each vendor that provides a mission critical system or service to our company. The results of our investigation have been reported to and approved by the Board of Directors. Satisfactory testing of internal systems was completed as of June 30, 1999.

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

PROPOSED LEGISLATION

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in Sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


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


                               UNITY HOLDINGS, INC.
                                 (Registrant)



DATE:  November 13, 1999       BY:  /s/ Michael L. McPherson
       -----------------           --------------------------------------------
                                   Michael L. McPherson, President and C.E.O.
                                   (Principal Executive Officer)


DATE:  November 13, 1999       BY:  /s/ James D. Timmons
       -----------------           --------------------------------------------
                                   James D. Timmons, CFO
                                   (Principal Financial and Accounting Officer)