Form 10KSB40
period 1999-12-31
UNITY HOLDINGS INC
filed 2000-03-29
CIK 1054929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 1O-KSB
(Mark One)

 X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---   1934

      For the fiscal year ended December 31, 1999 or

      Transition Report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934
               For the transition period from _______ to _______

                         Commission File No. 000-25851

                              UNITY HOLDINGS, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

           Georgia                                               58-2350609
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

   950 Joe Frank Harris Pkwy, S.E.
        Cartersville, Georgia                                        30121
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                (770) 606-0555
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code

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
Yes   X     No
    -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's loss for its most recent fiscal year was $234,000. As of December 31, 1999, 839,211 shares of Common Stock were issued and outstanding.

     The aggregate market value of the Common Stock held by non-affiliates of the Company on December 31, 1999 was $9,231,321. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $11.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

                              UNITY HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


 Item                                                     Page
Number                                                   Number
------                                                   ------
                            PART I

 1.    Description of Business.............................  4
 2.    Description of Property............................. 16
 3.    Legal Proceedings................................... 16
 4.    Submission of Matters to a Vote of Security
        Holders............................................ 16

                            PART II


 5.    Market for Registrant's Common Stock and Related
        Security Holder Matters............................ 17
 6.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations................ 18
 7.    Consolidated Financial Report....................... 38
 8.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................ 66

                           PART III

 9.    Directors and Principal Officers of the Registrant.. 66
10.    Executive Compensation.............................. 69
11.    Security Ownership of Certain Beneficial Owners
        and Management..................................... 73
12.    Certain Relationships and Related Transactions...... 74

                            PART IV

13.    Exhibits and Reports on Form 8-K.................... 74

Item 1.  Description of Business.
--------------------------------

General

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

     Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "--Competition" below. The Bank also originates loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Bartow County area. The well-established banks in the Bartow County 3 4 area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate.

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

Employees

     As of December 31, 1999, the Bank had 20 full-time employees and 2 part-time employees. The Company does not have any employees other than its officers, none whom will initially receive any remuneration for their services to the Company.

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

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and 5 6 certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

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

The Gramm-Leach-Bliley Act of 1999

     The Gramm-Leach-Bliley Act (the "GLB Act") dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

     The definition of activities that are financial in nature is handled by the GLB Act in two ways. First, there is a laundry list of activities that are designated as financial in nature. Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other. The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

     The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

     Since the Bank Holding Company Act of 1956, and its subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it is has also limited the types of companies that a bank holding company can control. The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto. A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board in coordination with the Secretary of the Treasury determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

     The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

     There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria.
The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

     Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act's amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

     The GLB Act retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities. Under this Section, a bank holding company is not eligible for the expanded activities permitted under new
Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

     The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of the Act.

     The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized." As of December 31, 1999, the Company maintain Tier 1 and Total Risk-Based Capital Ratios of 19.98% and 21.23%, respectively. For a more detailed analysis of the Company and Bank's regulatory requirements, see Note 11 to the Notes to Consolidated Financial Statements.

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

Item 2.  Description of Property.
--------------------------------

     Cartersville Office. The Bank's main office is located in Cartersville at 950 Joe Frank Harris Parkway, at the corner of Joe Frank Harris Parkway and Market Place Boulevard. This permanent facility has 10,500 square feet in a two story brick facility. This facility has a drive through station consisting of four teller lanes and one with a drive up automated teller service machine.

     Adairsville Office. On January 4, 1999, the Bank also opened a temporary branch office in Adairsville at 7450 Adairsville Highway, NW (Highway 140), Adairsville, Georgia 30103. Construction of a permanent facility for this office began in the third quarter of 1999 and the building should be occupied in early 2000. The Adairsville branch will have approximately 3,500 square feet. It will also have three drive through lanes plus one drive through with an automated teller service machine. The Bank will also provide automated teller services to its customers at the Adairsville office.

     The Company believes that the facilities will adequately serve the Bank's needs its first several years of operation.

Item 3.  Legal Proceedings.
--------------------------

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market For Common Equity And Related Stockholder Matters.
-----------------------------------------------------------------

     (a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 1999, there were approximately 1204 shareholders of record.

          All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

     (b) The following table reflects the high and low trades of shares of the Company for each quarterly period during the last year based on such limited available information.

          Year                     High Selling Price  Low Selling Price
          ----                     ------------------  -----------------
          1999
          First Quarter                  10.00              10.00
          Second Quarter                 10.00              10.00
          Third Quarter                  10.00              10.00
          Fourth Quarter                 10.00              10.00

          The Company has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

Item 6.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Unity Holdings, Inc. ("UHI") and its bank subsidiary, Unity National Bank at December 31, 1999 and 1998 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about UHI's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

UHI may from time to time make written or oral forward-looking statements, including statements contained in UHI's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. UHI's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in UHI's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. UHI cautions that such factors are not exclusive. UHI does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, UHI.

Overview

UHI's 1999 results were highlighted by significant loan and deposit growth in its first full year of operations and the near-completion of its 11,000 square foot main office banking facilities. UHI occupied the facilities in February of 2000. UHI's growth should allow for profitable operations and a recovery of its deficit accumulated during its preopening period and the first year of operations.

Financial Condition at December 31, 1999 and 1998

Following is a summary of UHI's balance sheets for the periods indicated:

                                           December 31,
                                         1999        1998
                                      (Dollars in Thousands)

Cash and due from banks                  $ 3,126     $   382
Interest-bearing deposits in banks           102           -
Federal funds sold                         4,440       5,840
Securities                                 6,413         210
Loans, net                                34,058       3,207
Premises and equipment                     3,254       1,403
Other assets                                 673          57
                                         -------     -------

                                         $52,066     $11,099
                                         =======     =======

Total deposits                           $44,312     $ 3,559
Other liabilities                            516          55
Stockholders' equity                       7,238       7,485
                                         -------     -------

                                         $52,066     $11,099
                                         =======     =======

Financial Condition at December 31, 1999 and 1998

As of December 31, 1999, UHI had total assets of $52.1 million, an increase of 369% since December 31, 1998. The completion of UHI's stock offering in 1998, which raised $8.1 million, has provided a strong capital base to support this growth. Total interest-earning assets were $45.5 million at December 31, 1999 or 87.48% of total assets as compared to 83.76% at December 31, 1998. UHI's primary interest-earning assets at December 31, 1999 were loans, which made up 75.94% of total interest-earning assets as compared to 34.93% at December 31, 1998. UHI's loan to deposit ratio was 78.06% as compared to 91.23% at December 31, 1998. Deposit growth of $40.7 million has been used primarily to fund loan growth of $31.3 million.

UHI's investment portfolio, consisting of U.S. Agency and equity securities, amounted to $6.4 million at December 31, 1999. Unrealized losses on securities amounted to $17,000 at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

UHI has 76% of its loan portfolio collateralized by real estate located in UHI's primary market area of Bartow County and surrounding counties. UHI's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (20%) and construction loans to build one- to four-family residential properties (34%), and nonresidential properties consisting primarily of small business commercial properties (46%). UHI generally requires that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

       One- to four-family residential properties            85%
       Construction loans on one- to four-family
         residential properties                              80%
       Nonresidential property                               80%

UHI's remaining 24% of its loan portfolio consists of commercial, consumer, and other loans. UHI requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with UHI's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in UHI's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in UHI's market area are stable with no indications of a significant downturn in the general economy.

UHI attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, UHI establishes and periodically reviews its lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of UHI. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.
The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest
rates and general economic conditions and competition.   UHI attempts to price
its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of UHI are monitored on a periodic basis by Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, UHI's liquidity was considered satisfactory.

At December 31, 1999, UHI had loan commitments outstanding of $2,697,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1999, the Bank has arrangements with two commercial banks for short-term advances of $3,500,000.

At December 31, 1999,  UHI's and the Bank's capital ratios were considered
adequate based on regulatory minimum capital requirements.   UHI's stockholders'
equity decreased due to net losses of $234,000 and other comprehensive losses associated with its securities available-for-sale of $17,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to UHI will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to UHI without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for UHI and the Bank as of December 31, 1999 are as follows:


                                                       Actual
                                             -----------------------------
                                                              Regulatory
                                              UHI      Bank   Requirements
                                             -----    ------  ------------

  Leverage capital ratio                     15.18%    15.10%    5.00%
  Risk-based capital ratios:
    Core capital                             19.98     19.86     6.00
    Total capital                            21.23     21.11    10.00

These ratios should decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

At December 31, 1999, UHI had commitments for capital expenditures of approximately $1,800,000 to complete its branch banking facilities.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Except for expected growth common to a de novo bank, management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive
assets and rate sensitive liabilities.   UHI, through its asset-liability
committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of UHI's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 1999 and December 31,
1998

Following is a summary of  UHI's operations for the years indicated.

                                                Years Ended
                                   December 31, 1999   December 31, 1998
                                            (Dollars in Thousands)

Interest income                         $2,768               $ 213

Interest expense                           950                  51

Net interest income                      1,818                 162

Provision for loan losses                  484                  40

Other income                               280                  23

Other expenses                           1,848                 702

Pretax loss                               (234)               (557)

Income taxes                                 -                   -

Net loss                                  (234)               (557)

UHI commenced its operations on November 30, 1998. Prior to the commencement, UHI was engaged in activities involving the formation of UHI, selling its common stock, and obtaining necessary approvals. UHI incurred operating losses totaling $405,000 during its organizational period ($39,000 in 1997 and $366,000 in 1998). UHI incurred total organizational and stock issue costs of $445,000, of which $307,000 has been recorded as a reduction in capital surplus and $138,000 expensed upon adoption of SOP 98-5. Through the end of 1998, UHI incurred additional operating losses of $191,000.

Operations during 1997 and through November of 1998 consisted primarily of UHI's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1997 and 1998 would not be meaningful and are not presented.

Net Interest Income
-------------------

UHI's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of UHI, UHI's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets was 6.42% in 1999 as compared to 4.88% in 1998. Average loans increased by $21.4 million which accounted for the majority of a $27.6 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $20.3 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 9.77% in 1999 from 5.55% in 1998. The rate paid on average interest-bearing liabilities was 4.63% in 1999 and 3.21% in 1998.

The net yield on average interest-earning assets during UHI's operational period from November 30, 1998 to December 31, 1998 was 4.88%. Average loans were $101,000, average securities were $19,000, and average Federal funds sold were $624,000. Average interest-bearing liabilities were $155,000. The rate earned on average interest-earning assets was 5.55%. The rate paid on average interest-bearing liabilities was 3.21%.

Provision for Loan Losses
-------------------------

The provision for loan losses was $484,000 and $40,000 in 1999 and 1998, respectively. The amounts provided were due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1999, UHI has nonperforming loans of $11,000 as compared to none as of December 31, 1998. The allowance for loan losses as a percentage of total loans was 1.50% and 1.23% at December 31, 1999 and 1998, respectively.

Other Income
------------

Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other income was $280,000 in 1999 as compared to $23,000 in 1998. The increases are due to the Bank being open for an entire year versus only one month in 1998.

Other Expense
-------------

Other expense for 1999 consists of salaries and employee benefits ($1,019,000), equipment and occupancy expenses ($253,000), and other operating expenses ($576,000). The increases over 1998 ($729,000 for salaries and employee benefits, $206,000 for equipment and occupancy, and $211,000 for other operating expenses) are due primarily to the Bank being open for an entire year versus only one month in 1998 and the growth of the Bank.

Income Tax
----------

UHI had no income tax expense due to a pre-tax operating losses of $234,000 and $557,000 in 1999 and 1998, respectively.

Asset/Liability Management
--------------------------

It is UHI's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

UHI's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If UHI's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, UHI also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect  UHI's liquidity position.   UHI currently
prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect UHI's liquidity position.

At December 31, 1999, UHI's cumulative one year interest rate-sensitivity gap ratio was 77%. UHI's targeted ratio is 80% to 120% in this time horizon. This indicates that UHI's interest-bearing liabilities will reprice during this period at a rate faster than UHI's interest-earning assets. UHI is slightly outside its targeted parameters. Net interest income should not be significantly affected by changes in interest rates. It is also noted that over 80% of UHI's certificates of deposit greater than $100,000 mature within the one year time horizon. It is management's belief that as long as UHI pays the prevailing market rate on these type deposits, UHI's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of UHI's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of UHI's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                        After        After
                                                        Three         One
                                                        Months      Year but
                                         Within          but         Within         After
                                         Three          Within        Five          Five
                                         Months        One Year       Years         Years        Total
                                                          (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing
     deposits in banks                   $   102       $     --      $    --       $     --     $   102
  Federal funds sold                       4,440             --           --             --       4,440
  Securities                                 436             --        3,989          1,988       6,413
  Loans                                   16,167          3,818       14,585              8      34,578
                                         -------       --------      -------       --------     -------

                                          21,145          3,818       18,574          1,996      45,533
                                         -------       --------      -------       --------     -------

Interest-bearing liabilities:
  Interest-bearing demand
     deposits                              9,471             --           --             --       9,471
  Savings                                    462             --           --             --         462
  Certificates, less than
     $100,000                              2,104         11,646        5,456             --      19,206
  Certificates, $100,000
     and over                              1,654          6,929        1,761             --      10,344
                                         -------       --------      -------       --------     -------

                                          13,691         18,575        7,217             --      39,483
                                         -------       --------      -------       --------     -------

Interest rate sensitivity
  gap                                    $ 7,454       $(14,757)     $11,357       $  1,996     $ 6,050
                                         =======       ========      =======       ========     =======
Cumulative interest rate
  sensitivity gap                        $ 7,454       $ (7,303)     $ 4,054       $  6,050
                                         =======       ========      =======       ========
Interest rate sensitivity
  gap ratio                                 1.54           0.21         2.57             --
                                         =======       ========      =======       ========
Cumulative interest rate
  sensitivity gap ratio                     1.54           0.77         1.10           1.15
                                         =======       ========      =======       ========

Year 2000 Disclosures
---------------------

Based on a review of UHI's business since January 1, 2000, UHI has not experienced any material effects of the Year 2000 problem. Although UHI has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that UHI will not be impacted in the future. UHI will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future. The costs incurred by UHI to address Year 2000 issues were approximately $10,000.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of UHI, the interest rates experienced by UHI; the investment portfolio of UHI; the loan portfolio of UHI, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of UHI; types of deposits of UHI and the return on equity and assets for UHI.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below.
(1)

                                                                         From November 30, 1998
                                                                          Date of Commencement
                                                         Year Ended         of Operations to
                                                      December 31, 1999     December 31, 1998
                                                              (Dollars in Thousands)
          ASSETS

  Cash and due from banks                                   $ 1,514                $ 20
  Interest-bearing deposits in banks                             30                   -
  Taxable securities                                          1,445                  19
  Securities valuation account                                   (1)                  -
  Federal funds sold                                          5,310                 624
  Loans (2)                                                  21,547                 101
  Allowance for loan losses (3)                                (281)                  -
  Other assets                                                2,335                 124
                                                            -------                ----
                                                            $31,899                $888
                                                            =======                ====
  Total interest-earning assets                             $28,332                $744
                                                            =======                ====

     LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Noninterest-bearing demand                             $ 3,934                $ 43
     Interest-bearing demand                                  6,352                  99
     Savings                                                    466                   5
     Time                                                    13,677                  51
                                                            -------                ----
          Total deposits                                    $24,429                $198

     Other liabilities                                          201                  46
                                                            -------                ----
          Total liabilities                                  24,630                 244
                                                            -------                ----
     Stockholders' equity                                     7,269                 644
                                                            -------                ----
                                                            $31,899                $888
                                                            =======                ====

     Total interest-bearing liabilities                     $20,495                $155
                                                            =======                ====

(1) For 1999, average balances were determined using the daily average balances during the year for each category. For 1998, average balances were determined using the daily average balances during the period from November 30, 1998, date of commencement of operations, to December 31, 1998, for each category.

(2) Nonaccrual loans included in average loans was $1,000 in 1999. There were no nonaccrual loans included in average loans in 1998.

(3)  The average allowance for loan losses was less than $1,000 in 1998.

Interest Income and Interest Expense

The following tables set forth the amount of UHI's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. For 1998, these rates do not include the time period prior to the commencement of its banking operations.

                                                            Years Ended December 31,
                                                            1999                1998
                                                                Average             Average
                                                      Interest    Rate    Interest    Rate
                                                              (Dollars in Thousands)
  INTEREST INCOME:
     Interest and fees on loans (1)                    $2,411    11.19%     $  14    13.74%
     Interest on taxable securities                        85     5.90          -        -
     Interest on Federal funds sold                       271     5.09         27     4.39
     Interest on deposits in banks                          1     3.79          -        -
     Interest earned during the period prior
      to commencement of banking operations                 -        -        172        -
                                                       ------               -----
     Total interest income                             $2,768     9.77      $ 213     5.55
                                                       ------               -----

  INTEREST EXPENSE:
     Interest on interest-bearing
      demand deposits                                  $  173     2.71      $   2     2.31
     Interest on savings deposits (2)                       9     1.96          -     2.13
     Interest on time deposits                            768     5.62          3     5.09
     Interest incurred during the period prior
      to commencement of banking operations                 -        -         46        -
                                                       ------               -----
     Total interest expense                            $  950     4.63      $  51     3.21
                                                       ------               -----

  NET INTEREST INCOME                                  $1,818               $ 162
                                                       ======               =====

     Net interest spread                                          5.14%               2.34%
                                                                 =====               =====
     Net yield on average interest-earning assets                 6.42%               4.88%
                                                                 =====               =====

(1) Interest and fees on loans includes $359,000 and $2,000 of loan fee income for the years ended December 31, 1999 and 1998, respectively. There was no interest income recognized on nonaccrual loans during 1999 or 1998.

(2)  Interest expense on savings deposits was less than $200 in 1998.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected UHI's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                     Year Ended December 31,
                                                         1999 vs. 1998
                                                                 Changes Due To:
                                                                    Increase
                                                    Rate  Volume   (Decrease)
                                                     (Dollars in Thousands)
  Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                     $(3)  $2,400     $2,397
     Interest on taxable securities                   -       85         85
     Interest on Federal funds sold                   5      239        244
     Interest on deposits in banks                    -        1          1
                                                   ----   ------     ------
          Total interest income                       2    2,725      2,727
                                                   ----   ------     ------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
          demand deposits                             -      171        171
     Interest on savings deposits                     -        9          9
     Interest on time deposits                        -      765        765
                                                   ----   ------     ------
          Total interest expense                      -      945        945
                                                   ----   ------     ------

          Net interest income                       $ 2   $1,780     $1,782
                                                   ====   ======     ======


Interest income earned of $172,000 and interest expense incurred of $46,000 prior to the commencement of banking operations in 1998 have been excluded from the above table.

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                   December 31,
                                 1999        1998
                              (Dollars in Thousands)

U.S. Government agencies         $5,977      $   -
Equity securities                   436        210
                                 ------      -----
                                 $6,413      $ 210
                                 ======      =====

Maturities

The amounts of securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                            After one year       After five years
                                      One year or less    through five years     through ten years
                                      Amount  Yield (1)   Amount    Yield (1)   Amount    Yield (1)

U.S. Government agencies             $     -        -%    $3,989      6.95%     $1,988       7.04%
                                     =======   ======     ======      ====      ======       ====

                                       After ten years         Total
                                      Amount  Yield (1)   Amount    Yield (1)

U.S. Government agencies             $     -        -%    $5,977      6.98%
                                     =======   ======     ======      ====

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                               December 31,
                                             1999         1998
                                          (Dollars in Thousands)

  Commercial                                 $ 3,609      $    -
  Real estate-construction                     9,012         452
  Real estate-mortgage                        17,170       2,008
  Consumer instalment loans and other          4,787         787
                                             -------      ------
                                              34,578       3,247
  Less allowance for loan losses                (520)        (40)
                                             -------      ------
          Net loans                          $34,058      $3,207
                                             =======      ======

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                  (Dollars in Thousands)
  Commercial
     One year or less                                    $ 2,289
     After one year through five years                     1,320
     After five years                                          -
                                                         -------
                                                           3,609
                                                         -------
  Construction
     One year or less                                      9,012
     After one year through five years                         -
     After five years                                          -
                                                         -------
                                                           9,012
                                                         -------
  Other
     One year or less                                      6,868
     After one year through five years                    11,858
     After five years                                      3,231
                                                         -------
                                                          21,957
                                                         -------

                                                         $34,578
                                                         =======

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                               (Dollar in Thousands)

     Predetermined interest rates                     $  9,647
     Floating or adjustable interest rates               6,762
                                                      --------
                                                      $ 16,409
                                                      ====-===
Risk Elements

Information with respect to nonaccrual, past due and restructured loans at December 31, 1999 and 1998 is as follows:


                                                             December 31,
                                                          1999         1998
                                                       (Dollars in Thousands)

   Nonaccrual loans                                       $  11       $  0
   Loans contractually past due ninety
      days or more as to interest or
      principal payments and still accruing                   0          0
   Restructured loans                                         0          0
   Loans, now current about which there are
      serious doubts as to ability of the
      borrower to comply with loan repayment terms            0          0

   Interest income that would have been recorded
      on nonaccrual and restructured loans under
      original terms                                          0          0
   Interest income that was recorded on
      nonaccrual and restructured loans                       0          0

It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in he financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent materials credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayments terms.

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

                                                 Years Ended December 31,
                                                     1999         1998
                                                  (Dollars in Thousands)

Average amount of loans outstanding               $21,547        $101
                                                  ===================
Balance of allowance for loan losses
 at beginning of period                           $    40           -
                                                  -------------------
Loans charged off, installment loans                    4           -
                                                  -------------------
Loans recovered                                         -           -
                                                  -------------------
Net charge-offs                                         4           -
                                                  -------------------
Additions to allowance charged to
 operating expense during period                      484          40
                                                  -------------------
Balance of allowance for loan losses
 at end of period                                 $   520        $ 40
                                                  ===================
Ratio of net loan charged off during the
 period to average loans outstanding                  .02%          -%
                                                  ===================

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

As of December 31, 1999 and 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                       December 31, 1999              December 31, 1998
                                          Percent of loans in            Percent of loans in
                                             each category                  each category
                                  Amount     to total loans     Amount      to total loans
                                                  (Dollars in Thousands)

Commercial                          $104      10.44%          $  -                     - %
Real estate construction loans       156      26.06              7                 13.89
Real estate mortgage loans           208      49.66             25                 61.93
Consumer instalment
  loans and other                     52      13.84              8                 24.18
                                    ----     ------            ---                ------
                                    $520     100.00%           $40                100.00%
                                    ====     ======            ===                ======

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                          Periods Ended December 31,
                                             1999                  1998
                                       Amount    Percent      Amount  Percent
                                                (Dollars in Thousands)

Noninterest-bearing demand deposits    $ 3,934       --%       $  43       --%
Interest-bearing demand deposits         6,352     2.71           99     2.31
Savings deposits                           466     1.96            5     2.13
Time deposits                           13,677     5.62           51     5.09
                                       -------                 -----
                                       $24,429                 $ 198
                                       =======                 =====

(1) For 1999, average balances were determined using the daily average balances during the year. For 1998, average balances were determined using the daily average balances during the year for the period from November 30, 1998, date of commencement of operations, to December 31, 1998.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                      (Dollars in Thousands)

  Three months or less                       $ 1,418
  Over three months through six months         1,975
  Over six months through twelve months        5,190
  Over twelve months                           1,761
                                             -------
       Total                                 $10,344
                                             =======


                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                 Years Ended December 31,
                                    1999          1998

  Return on assets (1)                 (.74)%       (5.58)%
  Return on equity (2)                (3.23)        (7.56)
  Dividend payout ratio (3)               -             -
  Equity to assets ratio (4)          22.79         73.81

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3)  Dividends declared per share of common stock divided by net loss per share.
(4)  Average common equity divided by average total assets.

Item 7.  Financial Statements and Supplementary Data.
----------------------------------------------------

     The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-19 of this Annual Report on Form 10-KSB.

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated Statements of Income - Years ended December 31, 1999 and 1998

     Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 1999 and 1999

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                              UNITY HOLDINGS, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Comprehensive Loss
     Consolidated Statements of Stockholders' Equity (deficit)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

To the Board of Directors
Unity Holdings, Inc. and Subsidiary
Cartersville, Georgia

        We have audited the accompanying consolidated balance sheets of Unity Holdings, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Holdings, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/ Mauldin & Jenkins, LLC
                                        --------------------------
                                        Mauldin & Jenkins, LLC

Atlanta, Georgia
March 3, 2000

                             UNITY HOLDINGS, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



--------------------------------------------------------------------------------------------------------------------
                                                                                            1999             1998
                                                                                      -------------    -------------
                    Assets
                    ------

Cash and due from banks                                                                 $ 3,125,724     $    381,515
Interest-bearing deposits in banks                                                          101,844                -
Federal funds sold                                                                        4,440,000        5,840,000
Securities available-for-sale                                                             6,413,483          210,000

Loans                                                                                    34,578,269        3,247,038
Less allowance for loan losses                                                              519,766           40,000
                                                                                        -----------      -----------
          Loans, net                                                                     34,058,503        3,207,038

Premises and equipment                                                                    3,254,347        1,403,278
Other assets                                                                                672,529           56,648
                                                                                        -----------      -----------
          Total assets                                                                  $52,066,430      $11,098,479
                                                                                        ===========      ===========


             Liabilities and Stockholders' Equity
             ------------------------------------

Deposits
    Noninterest-bearing demand                                                          $ 4,828,902      $   704,600
    Interest-bearing demand                                                               9,470,786        1,577,249
    Savings                                                                                 462,142          120,381
    Time, $100,000 and over                                                              10,344,388          524,033
    Other time                                                                           19,205,652          632,935
                                                                                        -----------      -----------
         Total deposits                                                                  44,311,870        3,559,198
    Other liabilities                                                                       516,372           54,867
                                                                                        -----------      -----------
         Total liabilities                                                               44,828,242        3,614,065
                                                                                        -----------      -----------
Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; none issued                                                                   -                -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 and 838,711 issued and outstanding, respectively                              8,392            8,387
    Capital surplus                                                                       8,076,469        8,071,474
    Accumulated deficit                                                                    (830,083)        (595,447)
    Accumulated other comprehensive loss                                                    (16,590)               -
                                                                                        -----------      -----------
          Total stockholders' equity                                                      7,238,188        7,484,414
                                                                                        -----------      -----------
          Total liabilities and stockholders' equity                                    $52,066,430      $11,098,479
                                                                                        ===========      ===========


See Notes to Consolidated Financial Statements.



                                           UNITY HOLDINGS, INC.
                                              AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 1999 AND 1998

---------------------------------------------------------------------------------------------------------

                                                                           1999                1998
                                                                         ----------          ---------
Interest income
    Loans                                                                $2,410,767           $ 13,917
    Taxable securities                                                       85,290                  -
    Federal funds sold                                                      270,446            199,532
    Interest-bearing deposits in banks                                        1,142                  -
                                                                         ----------           --------
          Total interest income                                           2,767,645            213,449
                                                                         ----------           --------
Interest expense
    Deposits                                                                949,498              4,976
    Note payable                                                                  -             46,231
                                                                         ----------           --------
          Total interest expense                                            949,498             51,207
                                                                         ----------           --------

          Net interest income                                             1,818,147            162,242
Provision for loan losses                                                   484,200             40,000
                                                                         ----------           --------
          Net interest income after provision
            for loan losses                                               1,333,947            122,242
                                                                         ----------           --------

Other income
    Service charges on deposit accounts                                     119,952                554
    Other operating income                                                  159,792             22,275
                                                                         ----------           --------
          Total other income                                                279,744             22,829
                                                                         ----------           --------

Other expenses
    Salaries and employee benefits                                        1,019,383            290,190
    Equipment and occupancy expenses                                        252,549             46,328
    Other operating expenses                                                576,395            227,293
                                                                         ----------           --------
          Total other expenses                                            1,848,327            563,811
                                                                         ----------           --------

          Loss before income taxes and cumulative
            effect of a change in accounting principle                     (234,636)          (418,740)
Income tax expense                                                                -                  -
                                                                         ----------           --------

          Loss before cumulative effect of a
            change in accounting principle                                 (234,636)          (418,740)

Cumulative effect of a change in accounting principle                             -           (137,940)
                                                                         ----------           --------
                    Net loss                                             $ (234,636)         $(556,680)
                                                                         ==========          =========

Basic and diluted losses per common share before
   cumulative effect of a change in accounting principle                 $    (0.28)          $  (5.88)

Cumulative effect of a change in accounting principle                             -              (1.93)
                                                                         ----------           --------
Basic and diluted losses per common share                                $    (0.28)          $  (7.81)
                                                                         ==========          =========

See Notes to Consolidated Financial Statements.




                                                       UNITY HOLDINGS, INC.
                                                          AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                              YEARS ENDED DECEMBER 31, 1999 AND 1998


---------------------------------------------------------------------------------------------------------------------------------

                                                                            1999          1998
                                                                         ----------    ----------
Net loss                                                                 $(234,636)    $(556,680)

Other comprehensive loss:

    Unrealized holding losses on securities
       available-for-sale arising during period                            (16,590)            -
                                                                         ---------     ---------
Comprehensive loss                                                       $(251,226)    $(556,680)
                                                                         =========     =========



See Notes to Consolidated Financial Statements.



                                                       UNITY HOLDINGS, INC.
                                                          AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                          Accumulated
                                             Common Stock                                    Other           Total
                                          ------------------     Capital   Accumulated   Comprehensive   Stockholders'
                                          Shares   Par Value     Surplus     Deficit         Loss       Equity (Deficit)
                                          -------  ---------   ----------  -----------   -------------  ----------------
Balance, December 31,  1997                    10    $    -    $      100   $ (38,767)    $       -         $  (38,667)
    Net loss                                    -         -                  (556,680)            -           (556,680)
    Redemption of common stock                (10)        -          (100)          -             -               (100)
    Issuance of common stock              838,711     8,387     8,378,723           -             -          8,387,110
    Stock issue costs                           -         -      (307,249)          -             -           (307,249)
                                          -------     -----     ---------    --------       -------         ----------
Balance, December 31, 1998                838,711     8,387     8,071,474    (595,447)            -          7,484,414
    Net loss                                    -         -             -    (234,636)            -           (234,636)
    Issuance of common stock                  500         5         4,995           -             -              5,000
    Other comprehensive loss                    -         -             -           -       (16,590)           (16,590)
                                          -------     -----     ---------    --------       -------         ----------
Balance, December 31, 1999                839,211    $8,392    $8,076,469   $(830,083)     $(16,590)        $7,238,188
                                          =======    ======    ==========   =========      ========         ==========


See Notes to Consolidated Financial Statements.



                                                       UNITY HOLDINGS, INC.
                                                          AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------
                                                                                          1999                  1998
                                                                                      ------------          ------------

OPERATING ACTIVITIES
    Net loss                                                                           $  (234,636)          $  (556,680)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation                                                                       114,452                 6,215
        Write-off of organization costs                                                         -                137,940
        Deferred income tax                                                                 (2,995)                   -
        Provision for loan losses                                                          484,200                40,000
        Increase in interest receivable                                                   (273,773)              (11,475)
        Increase in interest payable                                                       410,006                 2,120
        Other operating activities                                                          67,555                27,246
                                                                                       -----------          ------------
              Net cash provided by (used in) operating activities                          564,809              (354,634)
                                                                                      ------------          ------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                          (6,220,073)             (210,000)
    Net increase in interest-bearing deposits in banks                                    (101,844)                    -
    Net (increase) decrease in Federal funds sold                                        1,400,000            (5,840,000)
    Net increase in loans                                                              (31,335,665)           (3,247,038)
    Purchase of premises and equipment                                                  (1,965,521)           (1,351,369)
    Purchase of life insurance policies                                                   (355,169)                   -
    Increase in organization costs                                                              -                (63,450)
                                                                                      ------------          ------------
            Net cash used in investing activities                                      (38,578,272)          (10,711,857)
                                                                                      ------------          ------------
FINANCING ACTIVITIES
    Repayment of note payable                                                                   -               (191,239)
    Net increase in deposits                                                            40,752,672             3,559,198
    Proceeds from sale of common stock                                                       5,000             8,387,110
    Stock issue costs                                                                           -               (307,249)
                                                                                      ------------           -----------
             Net cash provided by financing activities                                  40,757,672            11,447,820
                                                                                      ------------           -----------
Net increase in cash and due from banks                                                  2,744,209               381,329

Cash and due from banks at beginning  of period                                            381,515                   186
                                                                                      ------------          ------------
Cash and due from banks at end of year                                                $  3,125,724          $    381,515
                                                                                      ============          ============

SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                                                            $    539,492          $     49,087

NONCASH TRANSACTIONS
    Redemption of organization common stock                                           $         -           $       (100)

    Unrealized losses on securities available-for-sale                                $     16,590          $         -

See Notes to Consolidated Financial Statements.


                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

           Unity Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Unity National Bank (the "Bank"). The Bank is a commercial bank located in Cartersville, Bartow County, Georgia with a branch in Adairsville, Georgia and a mortgage loan production office in Calhoun, Gordon County, Georgia. The Bank provides a full range of banking services in its primary market area of Bartow County and the surrounding counties. The Company commenced its banking operations on November 30, 1998.

         Basis of Presentation

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income. Equity securities without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

         Loans

           Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

           Nonrefundable loan fees and certain direct loan origination costs are deferred and recognized in income over the life of the loans.

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loans (Continued)

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

           A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         Premises and Equipment

           Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Income Taxes (Continued)

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

           The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

         Losses Per Common Share

           Basic losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per common share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options. The weighted-average number of shares outstanding for the years ended December 31, 1999 and 1998 was 839,092 and 71,242, respectively.

         Comprehensive Income

           Statement of Financial Accounting Standards ("SFAS") No. 130, ("Reporting Comprehensive Income"), describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

         Cumulative Effect of a Change in Accounting Principle

           In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption was encouraged for fiscal years in which financial statements had not been issued. During 1998, the Company wrote off $137,940 of unamortized organization costs upon adoption of SOP 98-5.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2.  SECURITIES AVAILABLE-FOR-SALE

          The amortized cost and fair value of securities are summarized as follows:

                                                               Gross           Gross
                                             Amortized       Unrealized      Unrealized         Fair
                                               Cost            Gains           Losses          Value
                                            ----------     -------------      --------       ----------
          Securities Available-for-Sale
            December 31, 1999:
            U. S. Government and
              agency securities             $5,994,164     $         390      $(16,980)      $5,977,574
            Equity securities                  435,909                 -             -          435,909
                                            ----------     -------------      --------       ----------
                                            $6,430,073     $         390      $(16,980)      $6,413,483
                                            ==========     =============      ========       ==========
            December 31, 1998:
            Equity securities               $  210,000     $           -      $      -       $  210,000
                                            ==========     =============      ========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below.

                                             Securities Available-for-Sale
                                             -----------------------------
                                               Amortized         Fair
                                                 Cost            Value
                                             -------------   -------------
            Due from one to five years       $   4,003,048   $   3,988,906
            Due from five to ten years           1,991,116       1,988,668
            Equity securities                      435,909         435,909
                                             -------------   -------------
                                             $   6,430,073   $   6,413,483
                                             =============   =============

          There were no pledged securities at December 31, 1999 or 1998. There were no sales of securities in 1999 or 1998.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                   December 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
           Commercial, financial, and agricultural        $  3,609,000    $          -
           Real estate - construction                        9,012,000         452,000
           Real estate - mortgage                           17,240,000       2,016,000
           Consumer, installment and other                   4,787,731         786,546
                                                          ------------    ------------
                                                            34,648,731       3,254,546
           Unearned income                                     (70,462)         (7,508)
           Allowance for loan losses                          (519,766)        (40,000)
                                                          ------------    ------------
           Loans, net                                     $ 34,058,503    $  3,207,038
                                                          ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Changes in the allowance for loan losses are as follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                              1999           1998
                                                            --------        -------
           Balance, beginning of year                       $ 40,000        $     -
             Provision for loan losses                       484,200         40,000
             Loans charged off                                (4,434)             -
             Recoveries of loans previously charged off            -              -
                                                            --------        -------
           Balance, end of year                             $519,766        $40,000
                                                            ========        =======

          The total recorded investment in impaired loans was $11,058 and $-- at December 31, 1999 and 1998, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1999 and 1998. The average recorded investment in impaired loans for 1999 and 1998 was $1,617 and $--, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 1999 and 1998.

          The Company has granted loans to related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

           Balance, beginning of year                 $      -
             Advances                                  286,000
             Repayments                                 (2,246)
                                                      --------
           Balance, end of year                       $283,754
                                                      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                             December 31,
                                                     -----------------------------
                                                        1999               1998
                                                     ----------         ----------
           Land                                      $1,139,676         $1,139,676
           Leasehold improvements                        47,124             38,153
           Equipment                                    317,980            115,553
           Construction and equipment installation
             in process, estimated costs
             to complete $1,800,000                   1,870,234            116,111
                                                     ----------         ----------
                                                      3,375,014          1,409,493
           Accumulated depreciation                    (120,667)            (6,215)
                                                     ----------         ----------
                                                     $3,254,347         $1,403,278
                                                     ==========         ==========

          As of December 31, 1999, the Company operated out of leased modular facilities for its branch and main office locations on a month-to-month basis. Total rental expense incurred for the lease of these facilities for the years ended December 31, 1999 and 1998 was $79,991 and $32,044, respectively.


NOTE 5.  DEPOSITS

          The scheduled maturities of time deposits at December 31, 1999 are as follows:

                  2000                       $22,348,276
                  2001                         6,428,724
                  2002                           359,613
                  2003                             8,000
                  2004                           405,427
                                             -----------
                                             $29,550,040
                                             ===========

          The Company has a brokered certificate of deposit in the amount of $3,000,000 at December 31, 1999 which matures in July of 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTIONS AND WARRANTS

          In 1999, the Company established an incentive stock option plan and has reserved 150,000 shares of common stock for issuance to key employees and directors. Options are granted at the fair value of the Company's common stock on the date of grant and expire ten years from the effective date of the grant. The options vest at a rate of 20% per year.

          Other pertinent information related to the options is as follows:

                                                Year Ended December 31,
                                               ------------------------
                                                        1999
                                               ------------------------
                                                              Weighted-
                                                              Average
                                                              Exercise
                                               Number          Price
                                               -------       ---------
           Under option, beginning of year           -       $      -
             Granted                            51,960          10.08
             Exercised                               -              -
             Terminated                              -              -
                                               -------
           Under option, end of year            51,960          10.08
                                               =======

           Exercisable, end of year              9,592          10.00
                                               =======

           Weighted-average fair value of
             options granted during the year   $  4.83
                                               =======

           Weighted-average remaining
             contractual life of all options         9
                                               =======

          In 1998, the Company granted 140,000 common stock warrants to its initial directors. The warrants are exercisable at a price of $10 per share. The warrants become fully vested in 1999 and expire ten years from date of grant. The weighted average fair value of the warrants granted was $3.97 and have a weighted average remaining contractual life of nine years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). As allowed by APB Opinion No. 25, the Company recognized no compensation cost for stock-based employee compensation awards for the year ended December 31, 1999. If the Company had recognized compensation cost in accordance with SFAS No. 123, net loss and losses per share would have increased as follows:

                                           Year Ended December 31, 1999
                                           ----------------------------
                                                           Basic and
                                                         Diluted Losses
                                            Net Loss       Per Share
                                           ---------     --------------
           As reported                     $(234,636)           $(0.28)
           Stock-based compensation         (602,129)            (0.71)
                                           ---------          --------
           As adjusted                     $(836,765)           $(0.99)
                                           =========          ========

          The fair value of the options and warrants granted was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                             1999             1998
                                                                           --------         -------
           Risk-free interest rate                                              6.77%           5.12%
           Expected life of the options                                     10 years        10 years
           Expected dividends (as a percent of the fair value of the
             stock)                                                                0%              0%
           Volatility                                                           9.49%              0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

          Income tax expense consists of the following:

                                           Years Ended December 31,
                                           ------------------------
                                               1999         1998
                                           ----------    ---------
           Current                          $  31,503    $ (28,508)
           Deferred                          (111,434)    (160,669)
           Change in valuation allowance       79,931      189,177
                                            ---------    ---------
           Income tax expense               $       -    $       -
                                            =========    =========

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                      Years Ended December 31,
                                           ------------------------------------------------
                                                  1999                       1998
                                           ---------------------      ---------------------
                                            Amount      Percent        Amount       Percent
                                           --------     --------      ---------     -------
           Income taxes at statutory rate  $(79,776)        (34)%     $(189,271)        (34)%
           Other items                         (155)          -              94           -
           Change in valuation allowance     79,931          34         189,177          34
                                           --------     -------       ---------     -------
           Income tax expense              $      -           - %     $       -           - %
                                           ========     =======       =========     =======

          The components of deferred income taxes are as follows:

                                                               December 31,
                                                        -------------------------
                                                           1999           1998
                                                        ---------       ---------
           Deferred tax assets:
            Loan loss reserves                          $ 114,002       $       -
            Preopening and organizational expenses        140,918         176,896
            Depreciation                                   10,560             906
            Loan fees                                      19,804              80
            Securities available-for-sale                   5,641               -
            Net operating loss carryforward                     -          28,508
                                                        ---------       ---------
                                                          290,925         206,390
           Valuation allowance                           (287,930)       (202,358)
                                                        ---------       ---------
                                                            2,995           4,032
           Deferred tax liabilities; loan loss reserves         -           4,032
                                                        ---------       ---------
           Net deferred tax assets                      $   2,995       $       -
                                                        =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LOSSES PER COMMON SHARE

          The following is a reconciliation of net loss and weighted-average shares outstanding used in determining basic and diluted losses per common share:

                                                      Year Ended December 31, 1999
                                              ----------------------------------------------
                                                 Net         Weighted-Average      Per share
                                                Loss              Shares            Amount
                                              ---------     -----------------     ----------
           Basic losses per common share      $(234,636)              839,092     $    (0.28)
                                                                                  ==========
           Effect of Dilutive Securities
             Stock options and warrants               -                 8,455
                                              ---------     -----------------
           Diluted losses per common share    $(234,636)              847,547     $    (0.28)
                                              =========     =================     ==========

                                                       Year Ended December 31, 1998
                                              ----------------------------------------------
                                                 Net         Weighted-Average      Per share
                                                Loss              Shares            Amount
                                              ---------     -----------------     ----------
           Basic losses per common share      $(556,680)               71,242     $    (7.81)
                                                                                  ==========
           Effect of Dilutive Securities
             Stock options and warrants               -                     -
                                              ---------     -----------------
           Diluted losses per common share    $(556,680)               71,242     $    (7.81)
                                              =========     =================     ==========


NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                               December 31,
                                          -----------------------
                                              1999        1998
                                          ----------   ----------
           Commitments to extend credit   $2,697,000   $1,851,000
           Letters of credit                  79,000            -
                                          ----------   ----------
                                          $2,776,000   $1,851,000
                                          ==========   ==========

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

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's capital and surplus as defined by the Office of the Comptroller of the Currency, or approximately $1,162,000.


NOTE 11. REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no dividends could be declared without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following table:

                                                                                                        To Be Well
                                                                                For Capital          Capitalized Under
                                                                                 Adequacy            Prompt Corrective
                                                        Actual                   Purposes            Action Provisions
                                                 -------------------       --------------------     -------------------
                                                 Amount        Ratio       Amount         Ratio     Amount        Ratio
                                                 ------        -----       ------         -----     ------        -----
                                                                           (Dollars in Thousands)
                                                 ----------------------------------------------------------------------
        December 31, 1999:
        Total Capital to Risk Weighted Assets:
          Consolidated                           $7,710         21.23%      $2,906           8%      $  N/A         N/A
          Bank                                   $7,667         21.11%      $2,906           8%      $3,632          10%
        Tier I Capital to Risk Weighted Assets:
          Consolidated                           $7,255         19.98%      $1,453           4%      $  N/A         N/A
          Bank                                   $7,212         19.86%      $1,453           4%      $2,179           6%
        Tier I Capital to Average Assets:
          Consolidated                           $7,255         15.18%      $1,912           4%      $  N/A         N/A
          Bank                                   $7,212         15.10%      $1,911           4%      $2,389           5%

        December 31, 1998:
        Total Capital to Risk Weighted Assets:
          Consolidated                           $7,524        131.45%      $  458           8%      $  N/A         N/A
          Bank                                   $7,494        130.92%      $  458           8%      $  573          10%
        Tier I Capital to Risk Weighted Assets:
          Consolidated                           $7,484        130.75%      $  229           4%      $  N/A         N/A
          Bank                                   $7,454        130.22%      $  229           4%      $  344           6%
        Tier I Capital to Average Assets:
          Consolidated                           $7,484        202.38%      $  148           4%      $  N/A         N/A
          Bank                                   $7,454        201.57%      $  148           4%      $  185           5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         Cash, Due From Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold:

           The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

         Securities:

           Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

         Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

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

           The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                       December 31, 1999                December 31, 1998
                                                 ----------------------------      --------------------------
                                                  Carrying           Fair            Carrying        Fair
                                                   Amount            Value            Amount         Value
                                                 -----------      -----------      ----------      ----------
                   Financial assets:
                     Cash, due from banks,
                       interest-bearing deposits
                       in banks, and Federal
                       funds sold                $ 7,667,568      $ 7,667,568      $6,221,515      $6,221,515
                     Securities                    6,413,483        6,413,483         210,000         210,000
                       available-for-sale
                     Loans                        34,058,503       34,583,614       3,207,038       3,272,012
                     Accrued interest
                      receivable                     285,248          285,248          11,475          11,475

                   Financial liabilities:
                     Deposits                     44,311,870       44,454,012       3,559,158       3,562,491
                     Accrued interest payable        413,921          413,921           3,915           3,915

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SUPPLEMENTAL FINANCIAL DATA

          Components of other operating income and expenses in excess of 1% of total revenue for the year ended December 31, 1999 are as follows:

           Other income:
            Mortgage fee income                           $133,104
           Other expenses:
            Data processing                                108,021
            Office supplies                                 43,384
            Telephone                                       49,147
            Legal and professional                          59,104


NOTE 14. PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of operations, and cash flows of Unity Holdings, Inc. as of and for the years ended December 31, 1999 and 1998:

                                  CONDENSED BALANCE SHEETS
                                                           1999         1998
                                                        ----------    ---------
           Assets
             Cash                                       $   26,010   $   30,022
             Investment in subsidiary                    7,212,178    7,454,392
                                                        ----------    ---------
               Total assets                             $7,238,188   $7,484,414
                                                        ==========   ==========
           Total liabilities and stockholders' equity   $7,238,188   $7,484,414
                                                        ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED STATEMENTS OF OPERATIONS

                                                            1999         1998
                                                         ---------    ---------
           Expenses
             Write-off of organization costs             $       -    $ 119,840
             Other operating expenses                        9,012            -
                                                         ---------    ---------
               Total expenses                                9,012      119,840
                                                         ---------    ---------
              Loss before equity in loss of subsidiary      (9,012)    (119,840)
           Equity in loss of subsidiary                   (225,624)    (436,840)
                                                         ---------    ---------
              Net loss                                   $(234,636)   $(556,680)
                                                         =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                            1999           1998
                                                                         ---------      -----------
           OPERATING ACTIVITIES
             Net loss                                                    $(234,636)     $  (556,680)
             Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
               Write-off of organization costs                                   -          119,840
               Equity in loss of subsidiary                                225,624          436,840
               Other operating activities                                        -           76,540
                                                                         ---------      -----------
                 Net cash provided by (used in ) operating activities       (9,012)          76,540
                                                                         ---------      -----------
           INVESTING ACTIVITIES
             Reimbursement for premises and equipment                            -           58,124
             Investment in subsidiary                                            -       (7,930,000)
             Increase in organization costs                                      -          (63,450)
                                                                         ---------      -----------
               Net cash used in investing activities                             -       (7,935,326)
                                                                         ---------      -----------
           FINANCING ACTIVITIES
             Net proceeds from sale of common stock                          5,000        8,079,861
             Repayment of note payable                                           -         (191,239)
                                                                         ---------      -----------
               Net cash provided by financing activities                     5,000        7,888,622
                                                                         ---------      -----------
           Net increase (decrease) in cash                                  (4,012)          29,836
           Cash at beginning of period                                      30,022              186
                                                                         ---------      -----------
           Cash at end of year                                           $  26,010      $    30,022
                                                                         =========      ===========

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

     The Company's Bylaws provide that the Board of Directors shall be dividend into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Donald D. George, John S. Lewis and Michael L. McPherson. The current Class II directors are Sam R. McCleskey, Stephen A. Taylor and B. Don Temples. The current Class III directors are Kenneth R. Bishop and Jerry W. Braden. The initial Class I directors terms will expire at the 1999 Annual Meeting. Each of the three current Class I directors has been nominated for reelection and will stand for election at the 1999 Annual Meeting for a three year term. The terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting.

     Set forth below is also information about each of the company's other directors and each of its executive officers. Each of the following directors has been a director of the company since the company's formation in 1997. Each director is also a director of Unity National Bank.

     Donald D. George, 60, was born in Wardtown, Virginia. He attended several colleges including Virginia State University, ICBO Business School of Manhattan, and St. Francis of Xavier College of Labor Relations. Mr. George has been in the transportation industry for over 30. He owns and is the president of Universal Transportation Corporation, established in October 1997, which provides Medicaid and Medicare transportation. In 1990, Mr. George formed his own company, Free Enterprise of Atlanta, Inc. d/b/a George's Motor Coach, which provides trip and shuttle services through the Atlanta area as well as out-of-state charter trips. He was also President of the 223rd Street Block Association and Scout master of Boy Scout Troop 676. Mr. George is a member of the Cobb County Chamber of Commerce, the City of Atlanta Chamber of Commerce, the Atlanta Business League, the City of Conyers Chamber of Commerce, and the Board of Directors of National Key Women of America.

     John S. Lewis, 56, was born in Cartersville, Georgia. He received a Bachelor of Business Administration from the University of Georgia. He received a LLB in Law from Mercer University. Mr. Lewis is in the property management business and manages jointly and independently owned income-producing real estate and farm land. He has been in the real estate sales and management business since 1986. He was a practicing attorney in Cartersville from 1970 to 1985.

     Michael L. McPherson, 50, was born in Cartersville, Georgia. He received a Bachelors Degree in Business Administration, cum laude, from Brenau College, Gainesville, Georgia. He graduated from several American Bankers association schools on credit and lending. He received the professional designation of Certified Lender-Business Banking (CLBB) from the Institute of Certified Bankers. He graduated from the Georgia Bankers School at the University of Georgia. Mr. McPherson has been a banker since 1977, when he began his career at Bartow County Bank, Cartersville, Georgia. He worked in all phases of banking from bookkeeping to senior vice president in charge of lending. He was employed by Bartow County Bank from 1977 to 1990. In 1990, Mr. McPherson moved to First Community Bank & Trust, Cartersville, Georgia as executive vice president and chief lending officer. He remained with First Community Bank & Trust until September 1997, at which time he resigned to lead the formation of Unity National Bank. Mr. McPherson is a past director of the Alumni Board of Governors of Reinhardt College; a past director of the Georgia Chapter of Bank Administration 25 26 Institute; past president of the Young Bankers Section of Community Bankers Association; a past member of the Board of Directors of Bartow County Advocates for Children; a member of Center Baptist Church, Cartersville; and active in various local charitable and civic organizations.

     Kenneth R. Bishop, 36, was born in Jacksonville, Florida. He received a Bachelors Degree in Business Administration - Marketing from the University of Georgia. Mr. Bishop is the previous owner of Daddy Pam's Coffeehouse which he opened in March 1997. Mr. Bishop is currently employed as a vice president of
Southern Color & Chemical Co., Inc.   He has been an active member and supporter
of the Sam Jones Methodist Church for many years. In addition, he has been active in a number of local charities, both financially and in service.

     Jerry W. Braden, 55, was born in Rome, Georgia. He received a Bachelor of Science Degree and a Masters Degree in Agricultural Economics from the University of Georgia. He is owner of a real estate management and development company styled The Braden Group. The Braden Group is a trade name used to develop real estate, to sell real estate, and to own and manage apartment complexes. He has owned and operated The Braden Group since 1981. Mr. Braden has been actively involved in many civic endeavors in Bartow County, including past chairman of the Market Analysis Research Committee for the Washington-based Council for Affordable and Rural Housing; member of the Board of Directors of the Bartow County Habitat for Humanity; member of the Board of Directors Bartow County Home Builders Association; member of the Board of Trustees of the Sam Jones Historic Home and Museum; member of Board of Directors of the Cartersville-Bartow County Opera; and chairman of the Finance Committee of Trinity United Methodist Church.

     Sam R. McCleskey, 59, was born in Woodstock, Georgia. Since 1979, Mr. McCleskey has been a supervisor in the tool and die area of Lockheed Martin Corporation and also the owner of McCleskey Builders, Inc., a residential home builder.

     Stephen A. Taylor, 44, was born in Fairmount, Georgia. Mr. Taylor is the owner of Taylor Farm Supply, which has served Cartersville, Georgia for nearly 50 years. Mr. Taylor has attended Reinhardt College and Floyd College and is a supporter of both these institutions. He is a past member of the Purina Corporation Advisory Board. Mr. Taylor also coached several years in the Bartow County Recreation Department.

     B. Don Temples, 48, was born in Cartersville, Georgia. Mr. Temples received an Associate of Arts degree from Reinhardt College and a Bachelor of Business Administration degree from the

University of Georgia. He is a licensed real estate broker and co-owner of Temple's Construction, a residential real estate development and construction company.

     None of the directors hold directorships in an reporting company other than the Company. There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers of the Company.

     During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A "legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, or any Federal or State authority permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of commodities business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1997 and Form 5 and amendments thereto furnished to the Company during 1999, no person who, at any time during 1999, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1999 fiscal year or previously.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table shows the cash compensation paid by the Company or Unity National Bank to its Chief Executive Officer and President for the years ended December 31, 1998 and 1999. No other executive officers of the Company or Unity National Bank earned total annual compensation, including salary and bonus, in excess of $100,000 in 1999.


                                                  SUMMARY COMPENSATION TABLE

                                                                                        SECURITIES
                                                       OTHER ANNUAL      RESTRICTED     UNDERLYING      LTIP     ALL OTHER
NAME AND POSITION             YEAR  SALARY  BONUS   COMPENSATION/(1)/   STOCK AWARDS  OPTIONS/SARS(#)  PAYOUTS  COMPENSATION

MICHAEL L. McPHERSON          1999 110,000  24,383         -----            -----          17,500/(2)/     -----       -----
President and CEO
                              1998  92,185  16,134         -----            -----           -----          -----       -----

--------------------------------------------------------------------------------

     /1/ Executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed 10% of the executive's annual salary and bonus.

     /2/ In recognition for the financial risks they undertook in connection with the formation of the Bank, each organizer of the Bank, who are also the initial directors, received warrants to purchase 17,500 additional shares of common stock, or an aggregate of 140,00 shares. Mr. McPherson, President and Chief Executive Officer of the Bank and also Director of the Company, received warrants to purchase 17,500 additional shares of common stock exercisable at $10.00 per share, expiring on November 30, 2008.

                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------
Name                             # of        % of Total Options/SARs   Exercise or   Expiration Date
                              Securities     Granted to Employees      Base Price
                              Underlying          in Fiscal Year         $/Share
                             Option/ SAR
                                Grants
-------------------------------------------------------------------------------------------------------
CEO-Michael L. McPherson        17,500                25.2%              $10.00     November 30, 2008
-------------------------------------------------------------------------------------------------------

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------
Name              Shares Acquired   Value Realized       Number of Securities          Value of Unexercised
                  on Exercise (#)         (#)          Underlying Unexercised              in-the-money
                                                       Options/SARS at FY-End         options/SARs at FY-End
                                                     (Exercisable Unexercisable)   (Exercisable/Unexercisable)
                                                          Base Price $/Share
---------------------------------------------------------------------------------------------------------------
CEO-Michael L.           -                 -                   17,500/0                         0/0/(1)/
 McPherson
---------------------------------------------------------------------------------------------------------------

     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 1999.

     The Company does not have any Long Term Incentive Plans in effect.

     /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock on March 6, 2000 ($10.00) and the exercise prices of the options ($10.00).

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

Director Compensation

     Neither the Company nor Unity National Bank paid directors' fees in 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

General

     The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 1999. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and vestment power with respect to the shares beneficially owned. Percentage ownership is calculated based on its outstanding shares.

Number of Shares                                      Percentage of Beneficial
Name                                      Owned (1)          Ownership*
---------------------------------------  -----------  -------------------------

Kenneth R. Bishop                          35,000(2)            3.57%
Jerry W. Braden                            37,500(2)            3.83%
Donald D. George                           35,000(2)            3.57%
John S. Lewis                              35,000(2)            3.57%
Sam R. McCleskey                           35,300(2)            3.60%
Michael L. McPherson                       35,857(2)            3.66%
Stephen A. Taylor                          36,500(2)            3.73%
B. Don Temples                             35,000(2)            3.57%

Executive officers and directors          285,157              29.10%
as a group (8 persons)

-----------------
* Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty
(60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1)  Includes shares for which the named person:
     1.   has sole voting and investment power,
     2.   has shared voting and investment power with a spouse, or
     3. holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2) Included in the above listed number of shares, each Director of the Company owns warrants to purchase 17,500 shares of common stock exercisable at $10.00 per share and have a term of 10 years. These warrants became exercisable on November 30, 1999. A sample of the Warrant Agreements issued to all directors is attached as an exhibit hereto.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

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

Item 13.  Exhibits, List and Reports on Form 8-K.
------------------------------------------------

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

     10.5 Subscription Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-45979).
     10.6 Agency Agreement dated February 6, 1998 between the Company and Attkisson, Carter & Akers (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-45979).
     10.7 Unity Holdings, Inc. Stock Warrant Agreement between Unity Holdings, Inc. and Michael L. McPherson dated April 15, 1999, that is a sample of the Warrant Agreements issued to all directors.
     21. Subsidiaries of the Company (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999, and incorporated herein by reference).
     23.1 Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).
     23.2 Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1)
     24.1 Power of Attorney (part of signature page)
     27.1 Financial Data Schedule (for SEC filing purposes).

(b)  Reports on Form 8-K
     --------------------

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITY HOLDINGS, INC.


Date: March 29, 1999                By:  /s/ Michael L. McPherson
---------------------                    -------------------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2000.

       Signature                         Title
       ---------                         -----

/s/ Kenneth R. Bishop                    Director
----------------------------
Kenneth R. Bishop

/s/ Jerry W. Braden                      Director
----------------------------
Jerry W. Braden

/s/ Michael L. McPherson                 Director, President and
----------------------------             Chief Executive Officer
Michael L. McPherson

/s/ Donald D. George                     Director
----------------------------
Donald D. George

/s/ John S. Lewis                        Director
----------------------------
John S. Lewis

/s/ Sam R. McCleskey                     Director
----------------------------
Sam R. McCleskey

/s/ Stephen A. Taylor                    Director
----------------------------
Stephen A. Taylor

/s/ B. Don Temples                       Director
----------------------------
B. Don Temples

/s/ James D. Timmons                     Chief Financial Officer
----------------------------
James D. Timmons

INDEX TO EXHIBITS

Exhibit                                                      Sequential
Number                        Description                    Page Number
-------                       -----------                    -----------

10.7      Unity Holdings, Inc. Stock Warrant Agreement
          between Unity Holdings, Inc. and Michael L.
          McPherson dated April 15, 1999 that is a sample
          of the Warrant Agreements issued to all directors.     79

27.1      Financial Data Schedule.                               84