Form 10QSB
period 2000-03-31
UNITY HOLDINGS INC
filed 2000-05-12
CIK 1054929

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                 (770) 606-0555
                        --------------------------------
                          (Issuer's telephone number

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format       Yes [ ]  No  [X]

                       UNITY HOLDINGS, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEET - MARCH 31, 2000...........................................................3

                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                         INCOME (LOSS) - THREE MONTHS ENDED MARCH 31, 2000 AND 1999.........................................4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                        MONTHS ENDED MARCH 31, 2000 AND 1999..........................................................5 AND 6

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................7

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................9


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................14

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................................................14

                  SIGNATURES...............................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                            ASSETS

Cash and due from banks                                                                $ 2,104,728
Interest-bearing deposits in banks                                                         104,905
Securities available-for-sale, at fair value                                             7,390,505
Federal funds sold                                                                       4,480,000

Loans                                                                                   38,836,577
Less allowance for loan losses                                                             583,820
                                                                                       -----------
          Loans, net                                                                    38,252,757
                                                                                       -----------

Premises and equipment                                                                   4,421,171
Other assets                                                                               896,021
                                                                                       -----------

                                                                                       $57,650,087
                                                                                       ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                                         $ 5,360,023
    Interest-bearing demand                                                              9,620,504
    Savings                                                                                679,799
    Time                                                                                33,998,311
                                                                                       -----------
          Total deposits                                                                49,658,637
Other liabilities                                                                          740,767
                                                                                       -----------
          Total liabilities                                                             50,399,404
                                                                                       -----------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                             --
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                                8,392
    Capital surplus                                                                      8,076,469
    Accumulated deficit                                                                   (795,240)
    Accumulated other comprehensive loss                                                   (38,938)
                                                                                       -----------
          Total stockholders' equity                                                     7,250,683
                                                                                       -----------

                                                                                       $57,650,087
                                                                                       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000             1999
                                                                                   ----------        ----------
INTEREST INCOME
    Loans                                                                          $  976,073        $  268,043
    Taxable securities                                                                125,795               924
    Federal funds sold                                                                 57,844            75,863
    Deposits in banks                                                                   1,424               531
                                                                                   ----------        ----------
          TOTAL INTEREST INCOME                                                     1,161,136           345,361
                                                                                   ----------        ----------

INTEREST EXPENSE ON DEPOSITS                                                          528,962            79,843
                                                                                   ----------        ----------

          Net interest income                                                         632,174           265,518
PROVISION FOR LOAN LOSSES                                                              64,054           126,000
                                                                                   ----------        ----------
          Net interest income after provision for loan losses                         568,120           139,518
                                                                                   ----------        ----------

OTHER INCOME
    Service charges on deposit accounts                                                46,367            12,362
    Other operating income                                                             43,636            27,334
                                                                                   ----------        ----------
                                                                                       90,003            39,696
                                                                                   ----------        ----------

Other expenses
    Salaries and employee benefits                                                    337,683           240,946
    Equipment and occupancy expenses                                                   87,894            55,177
    Other operating expenses                                                          197,703           112,198
                                                                                   ----------        ----------
                                                                                      623,280           408,321
                                                                                   ----------        ----------

          Net income (loss)                                                        $   34,843         $(229,107)

OTHER COMPREHENSIVE LOSS:
    Unrealized losses on securities available-for-sale arising
      during period                                                                   (22,348)               --
                                                                                   ----------        ----------

          Comprehensive income (loss)                                              $   12,495        $ (229,107)
                                                                                   ==========        ==========

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE                               $     0.04        $    (0.27)
                                                                                   ==========        ==========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                                           $       --        $       --
                                                                                   ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       2000                 1999
                                                                                   ------------         ------------
OPERATING ACTIVITIES
    Net income (loss)                                                              $     34,843         $   (229,107)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation                                                                     33,492               12,924
        Provision for loan losses                                                        64,054              126,000
        Increase in interest receivable                                                 (90,489)             (77,655)
        Increase in interest payable                                                    202,117               51,407
        Other operating activities                                                       15,075              (54,063)
                                                                                   ------------         ------------

              Net cash provided by (used in) operating activities                       259,092             (170,494)
                                                                                   ------------         ------------

INVESTING ACTIVITIES
    Net increase  in interest-bearing deposits in banks                                  (3,061)                  --
    Purchases of securities available-for-sale                                       (1,000,000)            (140,609)
    Proceeds from maturities of securities available-for-sale                               630                    0
    Net increase  in Federal funds sold                                                 (40,000)          (1,600,000)
    Net increase in loans                                                            (4,258,308)         (10,021,921)
    Premiums paid on life insurance policies                                           (125,800)                   0
    Purchase of premises and equipment                                               (1,200,316)            (129,236)
                                                                                   ------------         ------------

          Net cash used in investing activities                                      (6,626,855)         (11,891,766)
                                                                                   ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                          5,346,767           12,427,088
    Net proceeds from the issuance of stock                                                  --                5,000
                                                                                   ------------         ------------

          Net cash provided by financing activities                                   5,346,767           12,432,088
                                                                                   ------------         ------------

Net increase (decrease) in cash and due from banks                                   (1,020,996)             369,828

Cash and due from banks at beginning of period                                        3,125,724              381,515
                                                                                   ------------         ------------

Cash and due from banks at end of period                                           $  2,104,728         $    751,343
                                                                                   ============         ============

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
        Interest                                                                   $    326,845         $     28,436

        Income taxes                                                               $      2,994         $         --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information for Unity Holdings, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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

                       UNITY HOLDINGS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its subsidiary, Unity National Bank (the "Bank"), during the periods included in the accompanying consolidated financial statements.

         The Company was incorporated in Georgia on October 8, 1997 as a one bank holding company for the Bank. The Bank began operations as a national bank on November 30, 1998 in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. In February of 2000, the Bank moved into its permanent bank facility at its main banking location in Cartersville.

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

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                           ACTUAL
                                                                 --------------------------
                                                                   UNITY            UNITY
                                                                  HOLDINGS,        NATIONAL      REGULATORY
                                                                    INC.             BANK        REQUIREMENT
                                                                  --------         --------      ------------

         Leverage capital ratios                                   13.56 %          13.52 %         4.00 %
         Risk-based capital ratios:
            Tier I capital                                         17.15            17.10           4.00
            Total capital                                          18.40            18.35           8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                     MARCH 31,   DECEMBER 31,
                                                       2000         1999             INCREASE (DECREASE)
                                                     ---------   ------------      -----------------------
                                                      (DOLLARS IN THOUSANDS)       AMOUNT          PERCENT
                                                     ------------------------      -------         -------

Cash and due from banks                              $ 2,105        $ 3,126        $(1,021)       (32.66)%
Interest-bearing deposits in banks                       105            102              3          2.94
Securities                                             7,390          6,413            977         15.23
Federal funds sold                                     4,480          4,440             40          0.90
Loans, net                                            38,253         34,058          4,195         12.32
Premises and equipment                                 4,421          3,254          1,167         35.86
Other assets                                             896            673            223         33.14
                                                     -------        -------        -------
                                                     $57,650        $52,066        $ 5,584         10.72
                                                     =======        =======        =======

Deposits                                             $49,658        $44,312        $ 5,346         12.06 %
Other liabilities                                        741            516            225         43.60
Stockholders' equity                                   7,251          7,238             13          0.18
                                                     -------        -------        -------
                                                     $57,650        $52,066        $ 5,584         10.72
                                                     =======        =======        =======

As indicated in the above table, the Company's total assets grew at a rate of 10.72%. This high rate of growth is not uncommon for a de novo bank. Deposit growth of $5,346,000 and a decrease in cash and due from banks of $1,021,000 was invested primarily in the interest-earning asset categories of loans and securities. The Company has also invested in premises and equipment associated with the completion of its main office facilities in Cartersville and branch office facilities in Adairsville. The Company's loan to deposit ratio at March 31, 2000 was 78.21% as compared to 78.03% at December 31, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ---------------------
                                           2000           1999
                                          -------        ------
                                          (DOLLARS IN THOUSANDS)
                                          ---------------------

Interest income                            $1,161        $ 345

Interest expense                              529           80
                                           ------        -----

Net interest income                           632          265

Provision for loan losses                      64          126

Other income                                   90           40

Other expense                                 623          408
                                           ------        -----

Net income (loss)                          $   35        $(229)
                                           ======        =====


As indicated in the above table, the Company's net interest income has increased to $632,000 for the first quarter of 2000 as compared to $265,000 for the same quarter in 1999. The Company's net interest margin decreased to 5.37% for the first quarter of 2000 as compared to 7.01% for the first quarter of 1999 and 6.42% for the entire year of 1999. The increase in net interest income is due primarily to an increase in average loans outstanding. The decrease in net interest margin is due primarily to an increase in the average balance of securities, which have lower yields than loans, as a component of total interest-earning assets.

The provision for loan losses was $64,000 during the first quarter of 2000 as compared to $126,000 during the first quarter of 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's reserve for loan losses amounted to 1.50% at March 31, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                                        MARCH 31,
                                                                                                -------------------------
                                                                                                  2000              1999
                                                                                                -------------------------
                                                                                                  (DOLLARS IN THOUSANDS)
                                                                                                -------------------------

Nonaccrual loans                                                                                $  25               $   0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         0                   0
Restructured loans                                                                                  0                   0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      1                   0
Interest income that was recorded on nonaccrual and restructured loans                              0                   0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   ----------------------
                                                                                     2000          1999
                                                                                   -------        -------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                   ----------------------

Average amount of loans outstanding                                                $36,068        $ 8,552
                                                                                   =======        =======

Balance of allowance for loan losses at beginning of period                        $   520        $    40
                                                                                   -------        -------

Loans charged off
   Commercial and financial                                                             --             --
   Real estate mortgage                                                                 --             --
   Instalment                                                                           --             --
                                                                                   -------        -------
                                                                                        --             --
                                                                                   -------        -------

Loans recovered
   Commercial and financial                                                             --             --
   Real estate mortgage                                                                 --             --
   Installment                                                                          --             --
                                                                                   -------        -------
                                                                                        --             --
                                                                                   -------        -------

Net charge-offs                                                                         --             --
                                                                                   -------        -------

Additions to allowance charged to operating expense during period                       64            126
                                                                                   -------        -------

Balance of allowance for loan losses at end of period                              $   584        $   166
                                                                                   =======        =======

Ratio of net loans charged off during the period to
   average loans outstanding                                                            --%            --%
                                                                                   =======        =======


Other income increased to $90,000 for the first quarter of 2000 as compared to $40,000 for the first quarter of 1999. Increased service charges of $34,000 associated with the significant increase in deposit growth and increased mortgage loan origination fees of $14,000 accounted for the majority of the change in other income.

Other operating expenses increased to $623,000 for the first quarter of 2000 as compared to $408,000 for the first quarter of 1999. Salaries and employee benefits have increased by $97,000 due to an increase in the number of full time equivalent employees to 29 at March 31, 2000 from 19 at March 31, 1999. Equipment and occupancy expenses have increased by $33,000 due to increases associated with the occupation of its new banking facilities at the main office location in February 2000 and the increased costs associated with the Adairsville branch. Other operating expenses have increased by $85,000 due primarily to the overall growth of the Company.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

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


                                                    UNITY HOLDINGS, INC.
                                                    (Registrant)


DATE:  May 12, 2000                                  BY:  /s/ Michael L. McPherson
       -------------------------                        ------------------------------------------------
                                                            Michael L. McPherson, President and C.E.O.
                                                            (Principal Executive Officer)


DATE:  May 12, 2000                                  BY:  /s/ James D. Timmons
       -------------------------                        ------------------------------------------------
                                                            James D. Timmons, CFO
                                                            (Principal Financial and Accounting Officer)