Form 10QSB
period 2000-06-30
UNITY HOLDINGS INC
filed 2000-08-11
CIK 1054929

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2000
                                         -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 333-45979

                              Unity Holdings, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Georgia                                  58-2350609
      -------------------------------               -----------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)

               19 South Public Square, Cartersville, Georgia 30120
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 606-0555
                       ----------------------------------
                           (Issuer's telephone number)

                                       N/A
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format Yes    No X
                                                 ---   ---

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheet - June 30, 2000..............      3

              Consolidated Statement of Operations and Comprehensive
                Income (Loss) - Three Months Ended June 30, 2000 and
                1999 and Six Months Ended June 30, 2000 and 1999......      4

              Consolidated Statement of Cash Flows - Six
                Months Ended June 30, 2000 and 1999...................      5

              Notes to Consolidated Financial Statements..............      6

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........      7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of
              Security Holders........................................   14-15

          Item 6 - Exhibits and Reports on Form 8-K...................      15

          Signatures..................................................      16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                 $           2,720,187
Interest-bearing deposits in banks                                                    107,519
Securities available-for-sale, at fair value                                        7,382,451
Federal funds sold                                                                  1,810,000

Loans                                                                              45,741,486
Less allowance for loan losses                                                        687,190
                                                                        ----------------------
          Loans, net                                                               45,054,296
                                                                        ----------------------

Premises and equipment                                                              5,120,694
Other assets                                                                          892,110
                                                                        ----------------------

                                                                        $          63,087,257
                                                                        ======================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing demand                                          $           6,264,669
    Interest-bearing demand                                                        10,302,691
    Savings                                                                           611,128
    Time                                                                           37,683,713
                                                                        ----------------------
          Total deposits                                                           54,862,201
Other liabilities                                                                     868,087
                                                                        ----------------------
          Total liabilities                                                        55,730,288
                                                                        ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                         -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                           8,392
    Capital surplus                                                                 8,076,469
    Accumulated deficit                                                              (688,650)
    Accumulated other comprehensive loss                                              (39,242)
                                                                        ----------------------
          Total stockholders' equity                                                7,356,969
                                                                        ----------------------

                                                                        $          63,087,257
                                                                        ======================

See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                          ------------------------------     -------------------------------

                                                               2000              1999             2000             1999
                                                          --------------     -----------     --------------    -------------
Interest income
    Loans                                                 $   1,163,826      $   503,516     $   2,139,899     $    771,559
    Taxable securities                                          126,041                -           251,836              924
    Federal funds sold                                           60,793           61,552           118,637          137,415
    Deposits in banks                                             1,626                -             3,050              531
                                                          --------------     ------------    --------------    -------------
              Total interest income                           1,352,286          565,068         2,513,422          910,429
                                                          --------------     ------------    --------------    -------------

Interest expense on deposits                                    620,994          152,227         1,149,956          232,070
                                                          --------------     ------------    --------------    -------------

              Net interest income                               731,292          412,841         1,363,466          678,359
Provision for loan losses                                       104,500          122,000           168,554          248,000
                                                          --------------     ------------    --------------    -------------
              Net interest income  after
                provision for loan losses                       626,792          290,841         1,194,912          430,359
                                                          --------------     ------------    --------------    -------------

Other income
    Service charges on deposit accounts                          50,771           29,419            97,138           41,781
    Other operating income                                       52,698           45,541            96,334           72,875
                                                          --------------     ------------    --------------    -------------
                                                                103,469           74,960           193,472          114,656
                                                          --------------     ------------    --------------    -------------

Other expenses
    Salaries and employee benefits                              316,482          235,852           654,165          476,798
    Equipment and occupancy expenses                             99,232           65,753           187,126          120,930
    Other operating expenses                                    207,957          138,868           405,660          251,066
                                                          --------------     ------------    --------------    -------------
                                                                623,671          440,473         1,246,951          848,794
                                                          --------------     ------------    --------------    -------------

              Net income  (loss)                          $     106,590      $   (74,672)    $     141,433     $   (303,779)

Other comprehensive loss:
    Unrealized losses on securities available-for-sale
      arising during period                                        (304)               -           (22,652)               -
                                                          --------------     ------------    --------------    -------------

              Comprehensive income (loss)                 $     106,286      $   (74,672)    $     118,781     $   (303,779)
                                                          ==============     ============    ==============    =============

Basic and diluted earnings (losses) per common
   share                                                  $        0.13      $     (0.09)    $        0.17     $      (0.36)
                                                          ==============     ============    ==============    =============

Weighted average shares outstanding
   (basic and diluted)                                    $     839,211      $   839,211     $     839,211     $    839,211
                                                          ==============     ============    ==============    =============


Cash dividends per share of common stock                  $           -      $         -     $           -     $          -
                                                          ==============     ============    ==============    =============

See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000                      1999
                                                                                ---------------------     ----------------------

OPERATING ACTIVITIES
    Net income (loss)                                                           $            141,433      $            (303,779)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation                                                                          91,120                     33,820
        Provision for loan losses                                                            168,554                    248,000
        Increase in interest receivable                                                     (133,982)                  (131,317)
        Increase in interest payable                                                         297,652                    119,382
        Other operating activities                                                            94,264                    (11,369)
                                                                                ---------------------     ----------------------

              Net cash provided by (used in) operating activities                            659,041                    (45,263)
                                                                                ---------------------     ----------------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                                        (5,675)                         -
    Purchases of securities available-for-sale                                            (1,000,000)                  (140,609)
    Proceeds from maturities of securities available-for-sale                                  8,380                          0
    Net decrease  in Federal funds sold                                                    2,630,000                  2,380,000
    Net increase in loans                                                                (11,164,347)               (18,442,789)
    Purchase of premises and equipment                                                    (1,957,467)                  (374,267)
    Purchase of life insurance policies                                                     (125,800)                  (355,169)
                                                                                ---------------------     ----------------------

          Net cash used in investing activities                                          (11,614,909)               (16,932,834)
                                                                                ---------------------     ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              10,550,331                 17,526,397
    Net proceeds from the issuance of stock                                                        -                      5,000
                                                                                ---------------------     ----------------------

          Net cash provided by financing activities                                       10,550,331                 17,531,397
                                                                                ---------------------     ----------------------

Net increase (decrease) in cash and due from banks                                          (405,537)                   553,300

Cash and due from banks at beginning of period                                             3,125,724                    381,515
                                                                                ---------------------     ----------------------

Cash and due from banks at end of period                                        $          2,720,187      $             934,815
                                                                                =====================     ======================

CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                                $            852,304      $             112,688

        Income taxes                                                            $              2,994      $                   -

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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Liquidity and Capital Resources

As of June 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Company was approximately 22%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                               Actual
                                   -------------------------------
                                       Unity           Unity        Regulatory
                                     Holdings,        National       Minimum
                                       Inc.             Bank       Requirement
                                   --------------  --------------- -------------

      Leverage capital ratios           12.34 %         12.31 %         4.00 %
      Risk-based capital ratios:
         Tier I capital                 11.72           11.69           4.00
         Total capital                  12.69           12.66           8.00

As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                     June 30,         December 31,
                                                       2000               1999                   Increase (Decrease)
                                                  ---------------    ----------------     -----------------------------------
                                                        (Dollars in Thousands)                Amount            Percent
                                                  -----------------------------------     --------------    -----------------
Cash and due from banks                           $        2,720     $         3,126      $        (406)          (12.99)%
Interest-bearing deposits in banks                           108                 102                  6             5.88
Securities                                                 7,382               6,413                969            15.11
Federal funds sold                                         1,810               4,440             (2,630)          (59.23)
Loans, net                                                45,054              34,058             10,996            32.29
Premises and equipment                                     5,121               3,254              1,867            57.38
Other assets                                                 892                 673                219            32.54
                                                  ---------------    ----------------     --------------
                                                  $       63,087     $        52,066      $      11,021            21.17
                                                  ===============    ================     ==============

Deposits                                          $       54,862     $        44,312      $      10,550            23.81%
Other liabilities                                            868                 516                352            68.22
Stockholders' equity                                       7,357               7,238                119             1.64
                                                  ---------------    ----------------     --------------
                                                  $       63,087     $        52,066      $      11,021            21.17
                                                  ===============    ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 21.17%. This high rate of growth is not uncommon for a de novo bank. Deposit growth of $10,550,000 and a decrease in Federal funds sold of $2,630,000 was invested primarily in the interest-earning asset categories of loans and securities. The Company has also invested in premises and equipment associated with the completion of its main office facilities in Cartersville and branch office facilities in Adairsville. The Company's loan to deposit ratio at June 30, 2000 was 83.38% as compared to 78.03 at December 31, 1999.

Results of Operations For The Three Months Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                         Three Months Ended
                                                             June 30,
                                                                                            Increase
                                                       2000               1999             (Decrease)
                                                  ---------------    ----------------     --------------
                                                        (Dollars in Thousands)                Amount
                                                  -----------------------------------     --------------
Interest income                                   $        1,352     $           565      $         787
Interest expense                                             621                 152                469
                                                  ---------------    ----------------     --------------
Net interest income                                          731                 413                318
Provision for loan losses                                    104                 122                (18)
Other income                                                 103                  75                 28
Other expense                                                623                 441                182
                                                  ---------------    ----------------     --------------
Net income (loss)                                 $          107     $           (75)     $         182
                                                  ===============    ================     ==============

                                                         Six Months Ended
                                                            June 30,
                                                                                            Increase
                                                       2000               1999             (Decrease)
                                                  ---------------    ----------------     --------------
                                                        (Dollars in Thousands)                Amount
                                                  -----------------------------------     --------------
Interest income                                   $        2,513     $           910      $       1,603
Interest expense                                           1,150                 232                918
                                                  ---------------    ----------------     --------------
Net interest income                                        1,363                 678                685
Provision for loan losses                                    168                 248                (80)
Other income                                                 193                 115                 78
Other expense                                              1,247                 849                398
                                                  ---------------    ----------------     --------------
Net income (loss)                                 $          141     $          (304)     $         445
                                                  ===============    ================     ==============

As indicated in the above table, the Company's net interest income has increased by $318,000 and $685,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin decreased to 5.45% during the first six months of 2000 as compared to 7.03% for the first six months of 1999 and 6.42% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to the increase of securities as a component of total interest-earning assets which yield less than loans, coupled with the increase in rates paid on deposits. The average rate paid on deposits was 5.31% for the first six months of 2000 as compared to 3.97% for the first six months of 1999 and 4.63% for the entire year of 1999.

The provision for loan losses decreased by $18,000 and $80,000 for the second quarter and first six months of 2000, respectively. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.50% at June 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. The Company had minimal nonperforming loans at June 30, 2000 and has had insignificant loan charge-offs. Nevertheless, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                                  June 30,
                                                                                    -------------------------------------
                                                                                          2000                1999
                                                                                    -----------------   -----------------
                                                                                           (Dollars in Thousands)
                                                                                    -------------------------------------
Nonaccrual loans                                                                          $  10               $   0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                  28                   0
Restructured loans                                                                            0                   0
Loans, now current but about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                1                   0
Interest income that was recorded on nonaccrual and restructured loans                        0                   0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     -------------------------------------
                                                                           2000                1999
                                                                     -----------------   -----------------
                                                                            (Dollars in Thousands)
                                                                     -------------------------------------
Average amount of loans outstanding                                  $         38,765    $         13,317
                                                                     =================   =================

Balance of allowance for loan losses at beginning of period          $            520    $             40
                                                                     -----------------   -----------------

Loans charged off
   Commercial and financial                                          $              0    $              0
   Real estate mortgage                                                             0                   0
   Instalment                                                                       1                   0
                                                                     -----------------   -----------------
                                                                                    1                   0
                                                                     -----------------   -----------------

Loans recovered
   Commercial and financial                                                         0                   0
   Real estate mortgage                                                             0                   0
   Instalment                                                                       0                   0
                                                                     -----------------   -----------------
                                                                                    0                   0
                                                                     -----------------   -----------------

Net charge-offs                                                                     1                   0
                                                                     -----------------   -----------------

Additions to allowance charged to
   operating expense during period                                                168                 248
                                                                     -----------------   -----------------

Balance of allowance for loan losses at end of period                $            687    $            288
                                                                     =================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                        -                -  %
                                                                     =================   =================

Other income increased by $28,000 and $78,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999, due primarily to increased service charges on deposit accounts associated with the overall deposit growth and increased mortgage loan origination fees.

Other expenses increased by $182,000 and $398,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 30 at June 30, 2000 from 20 at June 30, 1999. Equipment and occupancy expenses have increased due to expense increases associated with the occupation of new banking facilities at the main office and Adairsville branch. Other operating expenses have increased due to the overall growth of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of the stockholders of the Company was held on May 24, 2000.

        (b) The following Class II directors were elected at the meeting to serve terms for three years:

             Sam R. McCleskey
             Stephen A. Taylor
             B. Don Temples

             Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

                                                                     # of
                    Sam R. McCleskey                                Shares
                                                                ----------------
                    For                                                 469,301
                    Against                                                   -
                    Abstained                                                 -
                    Not voted                                             1,300
                                                                ----------------
                    Total                                               470,601
                                                                ================

                                                                     # of
                    Stephen A. Taylor                               Shares
                                                                ----------------

                    For                                                 469,301
                    Against                                                   -
                    Abstained                                                 -
                    Not voted                                             1,300
                                                                ----------------

                    Total                                               470,601
                                                                ================

                                                                     # of
                    B. Don Temples                                  Shares
                                                                ----------------

                    For                                                 469,301
                    Against                                                   -
                    Abstained                                                 -
                    Not voted                                             1,300
                                                                ----------------

                    Total                                               470,601
                                                                ================

                           PART II - OTHER INFORMATION

               The terms of the Class III directors expire at the 2001 Annual Shareholders Meeting. The terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting. Our directors and their classes are:

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

                                 UNITY HOLDINGS, INC.
                                   (Registrant)

DATE: August 11, 2000            BY: /s/ Michael L. McPherson
     -----------------------        -------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE: August 11, 2000            BY: /s/ James D. Timmons
     -----------------------        -------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)