Form 10QSB
period 2000-09-30
UNITY HOLDINGS INC
filed 2000-11-13
CIK 1054929

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2000
                                            ---------------------------

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

               19 South Public Square, Cartersville, Georgia 30120
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 606-0555
                     --------------------------------------
                           (Issuer's telephone number

                                       N/A
 -------------------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format   Yes       No  X
                                                    ---      ---

                       UNITY HOLDINGS, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                                     Page No.
                                                                                                                     --------
PART I.           FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                      Consolidated Balance Sheet - September 30, 2000.....................................................  3

                      Consolidated Statement of Operations and Comprehensive Income (Loss) -
                         Three Months Ended September 30, 2000 and 1999 and Nine
                         Months Ended September 30, 2000 and 1999.........................................................  4

                      Consolidated Statement of Cash Flows - Nine
                        Months Ended September 30, 2000 and 1999..........................................................  5

                      Notes to Consolidated Financial Statements..........................................................  6

                  Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................................  7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders............................................ 14

                  Item 6 - Exhibits and Reports on Form 8-K............................................................... 14

                  Signatures.............................................................................................. 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                            Assets
                                            ------

Cash and due from banks                                                     $           2,331,592
Interest-bearing deposits in banks                                                        110,946
Securities available-for-sale, at fair value                                            9,297,626
Federal funds sold                                                                      4,750,000

Loans                                                                                  52,367,770
Less allowance for loan losses                                                            787,335
                                                                            ----------------------
          Loans, net                                                                   51,580,435
                                                                            ----------------------
Premises and equipment                                                                  5,100,924
Other assets                                                                            1,023,429
                                                                            ----------------------
          Total assets                                                      $          74,194,952
                                                                            ======================

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Deposits
    Noninterest-bearing demand                                              $           5,928,729
    Interest-bearing demand                                                            12,178,307
    Savings                                                                               648,338
    Time                                                                               46,940,488
                                                                            ----------------------
          Total deposits                                                               65,695,862
Other liabilities                                                                       1,011,753
                                                                            ----------------------
          Total liabilities                                                            66,707,615
                                                                            ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                            -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                               8,392
    Capital surplus                                                                     8,076,469
    Accumulated deficit                                                                  (542,220)
    Accumulated other comprehensive loss                                                  (55,304)
                                                                            ----------------------
          Total stockholders' equity                                                    7,487,337
                                                                            ----------------------

          Total liabilities and stockholders' equity                        $          74,194,952
                                                                            ======================

See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                Three Months Ended                             Nine Months Ended
                                                                  September 30,                                  September 30,
                                                 -----------------------------------------   ---------------------------------------
                                                      2000                     1999               2000                 1999
                                                 ------------------     ------------------   ------------------    -----------------
Interest income
    Loans                                        $       1,431,997      $         761,498    $       3,571,896         $  1,533,057
    Taxable securities                                     153,735                 23,555              405,571               24,479
    Federal funds sold                                     107,910                 44,300              226,547              181,715
    Deposits in banks                                        1,904                      0                4,954                  531
                                                 ------------------     ------------------   ------------------    -----------------
              Total interest income                      1,695,546                829,353            4,208,968            1,739,782
                                                 ------------------     ------------------   ------------------    -----------------

Interest expense on deposits                               876,276                260,863            2,026,232              492,933
                                                 ------------------     ------------------   ------------------    -----------------

              Net interest income                          819,270                568,490            2,182,736            1,246,849
Provision for loan losses                                  105,300                158,800              273,854              406,800
                                                 ------------------     ------------------   ------------------    -----------------
              Net interest income  after
                provision for loan losses                  713,970                409,690            1,908,882              840,049
                                                 ------------------     ------------------   ------------------    -----------------

Other income
    Service charges on deposit accounts                     60,133                 34,911              157,271               76,692
    Other operating income                                  55,161                 39,651              151,495              112,526
                                                 ------------------     ------------------   ------------------    -----------------
                                                           115,294                 74,562              308,766              189,218
                                                 ------------------     ------------------   ------------------    -----------------

Other expenses
    Salaries and employee benefits                         365,050                284,319            1,019,215              761,117
    Equipment and occupancy expenses                       110,185                 54,380              297,311              175,310
    Other operating expenses                               207,598                151,109              613,259              402,175
                                                 ------------------     ------------------   ------------------    -----------------
                                                           682,833                489,808            1,929,785            1,338,602
                                                 ------------------     ------------------   ------------------    -----------------

              Net income (loss)                  $         146,431      $          (5,556)   $         287,863     $       (309,335)

Other comprehensive loss:
    Unrealized losses on securities available-
      for-sale arising during period                       (16,062)                (3,906)             (38,714)              (3,906)
                                                 ------------------     ------------------   ------------------    -----------------

              Comprehensive income (loss)        $         130,369      $          (9,462)   $         249,149     $       (313,241)
                                                 ==================     ==================   ==================    =================

Basic and diluted earnings (losses) per common
   share                                         $            0.17      $           (0.01)   $            0.34     $          (0.37)
                                                 ==================     ==================   ==================    =================

Weighted average shares outstanding
   (basic and diluted)                           $         839,211      $         839,211    $         839,211     $        839,211
                                                 ==================     ==================   ==================    =================


Cash dividends per share of common stock         $               -      $               -    $               -     $              -
                                                 ==================     ==================   ==================    =================

See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000                      1999
                                                                                ---------------------     ----------------------
OPERATING ACTIVITIES
    Net income (loss)                                                           $            287,863      $            (309,335)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation                                                                         159,014                     72,751
        Provision for loan losses                                                            273,854                    406,800
        Increase in interest receivable                                                     (212,291)                  (226,106)
        Increase in interest payable                                                         390,253                    209,328
        Other operating activities                                                            92,319                     39,958
                                                                                ---------------------     ----------------------

              Net cash provided by operating activities                                      991,012                    193,396
                                                                                ---------------------     ----------------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                                        (9,102)                  (100,000)
    Purchases of securities available-for-sale                                            (2,932,030)                (2,225,908)
    Proceeds from maturities of securities available-for-sale                                  9,173                          -
    Net (increase) decrease  in Federal funds sold                                          (310,000)                 4,790,000
    Net increase in loans                                                                (17,795,786)               (28,119,129)
    Purchase of premises and equipment                                                    (2,005,591)                  (801,675)
    Purchase of life insurance policies                                                     (125,800)                  (355,169)
                                                                                ---------------------     ----------------------

          Net cash used in investing activities                                          (23,169,136)               (26,811,881)
                                                                                ---------------------     ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              21,383,992                 27,823,339
    Net proceeds from the issuance of stock                                                        -                      5,000
                                                                                ---------------------     ----------------------

          Net cash provided by financing activities                                       21,383,992                 27,828,339
                                                                                ---------------------     ----------------------

Net increase (decrease) in cash and due from banks                                          (794,132)                 1,209,854

Cash and due from banks at beginning of period                                             3,125,724                    381,515
                                                                                ---------------------     ----------------------

Cash and due from banks at end of period                                        $          2,331,592      $           1,591,369
                                                                                =====================     ======================

CASH FLOW INFORMATION
  Cash paid during the period for:
        Interest                                                                $          1,635,979      $             283,605

        Income taxes                                                            $              2,994      $                   -

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

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

Liquidity and Capital Resources

As of September 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Company was approximately 25%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                   Actual
                                                       -------------------------------
                                                           Unity           Unity        Regulatory
                                                         Holdings,        National       Minimum
                                                           Inc.             Bank       Requirement
                                                       --------------  --------------- -------------
                 Leverage capital ratios                    10.41 %         10.38 %         4.00 %
                 Risk-based capital ratios:
                    Tier I capital                          13.61           13.57           4.00
                    Total capital                           15.03           14.99           8.00

As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                           September 30,       December 31,
                                               2000                1999                   Increase (Decrease)
                                         ----------------     ----------------    ------------------------------------
                                                (Dollars in Thousands)                 Amount            Percent
                                         -------------------------------------    ---------------    -----------------
Cash and due from banks                  $         2,332      $         3,126     $        (794)          (25.40) %
Interest-bearing deposits in banks                   111                  102                  9             8.82
Securities                                         9,298                6,413              2,885            44.99
Federal funds sold                                 4,750                4,440                310             6.98
Loans, net                                        51,580               34,058             17,522            51.45
Premises and equipment                             5,101                3,254              1,847            56.76
Other assets                                       1,023                  673                350            52.01
                                         ----------------     ----------------    ---------------
                                         $        74,195      $        52,066     $       22,129            42.50
                                         ================     ================    ===============

Deposits                                 $        65,696      $        44,312     $       21,384            48.26 %
Other liabilities                                  1,012                  516                496            96.12
Stockholders' equity                               7,487                7,238                249             3.44
                                         ----------------     ----------------    ---------------
                                         $        74,195      $        52,066     $       22,129            42.50
                                         ================     ================    ===============

As indicated in the above table, the Company's total assets grew at a rate of 42.5%. Deposit growth of $21,384,000 was invested primarily in the interest-earning asset categories of loans and securities. The Company has also invested in premises and equipment associated with the completion of its main office facilities in Cartersville and branch office facilities in Adairsville. The Company's loan to deposit ratio at September 30, 2000 was 79.71% as compared to 78.03% at December 31, 1999. Stockholders' equity has increased by year-to-date earnings of $288,000, offset by increased unrealized losses on securities available-for-sale of $39,000.

Results of Operations For The Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                         Three Months Ended
                                                            September 30,
                                                                                            Increase
                                                       2000               1999             (Decrease)
                                                  ---------------    ----------------     --------------
                                                        (Dollars in Thousands)                Amount
                                                  -----------------------------------     --------------
Interest income                                   $        1,695     $           829      $         866
Interest expense                                             876                 261                615
                                                  ---------------    ----------------     --------------
Net interest income                                          819                 568                251
Provision for loan losses                                    105                 159               (54)
Other income                                                 115                  75                 40
Other expense                                                683                 490                193
                                                  ---------------    ----------------     --------------
Net income (loss)                                 $          146     $           (6)      $         152
                                                  ===============    ================     ==============

                                                          Nine Months Ended
                                                            September 30,
                                                                                             Increase
                                                       2000               1999              (Decrease)
                                                  ---------------    ----------------     --------------
                                                        (Dollars in Thousands)                Amount
                                                  -----------------------------------     --------------
Interest income                                   $        4,209     $         1,740      $       2,469
Interest expense                                           2,026                 493              1,533
                                                  ---------------    ----------------     --------------
Net interest income                                        2,183               1,247                936
Provision for loan losses                                    274                 407              (133)
Other income                                                 309                 189                120
Other expense                                              1,930               1,338                592
                                                  ---------------    ----------------     --------------
Net income (loss)                                 $          288     $         (309)      $         597
                                                  ===============    ================     ==============

As indicated in the above table, the Company's net interest income has increased by $251,000 and $936,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin decreased to 5.29% during the first nine months of 2000 as compared to 7.11% for the first nine months of 1999 and 6.42% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to the increase of securities as a component of total interest-earning assets which yield less than loans, coupled with increases in rates paid on deposits. The average rate paid on deposits was 5.59% for the first nine months of 2000 as compared to 4.20% for the first nine months of 1999 and 4.63% for the entire year of 1999.

The provision for loan losses decreased by $54,000 and $133,000 for the third quarter and first nine months of 2000, respectively. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.50% at September 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. The Company had minimal nonperforming loans at September 30, 2000 and has had insignificant loan charge-offs. Nevertheless, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                               September 30,
                                                                                    -------------------------------------
                                                                                          2000                1999
                                                                                    -----------------   -----------------
                                                                                           (Dollars in Thousands)
                                                                                    -------------------------------------
Nonaccrual loans                                                                    $             10    $              0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                      167                   0
Restructured loans                                                                                 0                   0
Loans, now current but about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                     0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                     1                   0
Interest income that was recorded on nonaccrual and restructured loans                             0                   0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                      Nine Months Ended
                                                                             -------------------------------------
                                                                                   2000                1999
                                                                             -----------------   -----------------
                                                                                    (Dollars in Thousands)
                                                                             -------------------------------------
Average amount of loans outstanding                                          $         42,425    $         17,793
                                                                             =================   =================

Balance of allowance for loan losses at beginning of period                  $            520    $             40
                                                                             -----------------   -----------------

Loans charged off
   Commercial and financial                                                  $              0    $              0
   Real estate mortgage                                                                     0                   0
   Instalment                                                                               7                   0
                                                                             -----------------   -----------------
                                                                                            7                   0
                                                                             -----------------   -----------------

Loans recovered
   Commercial and financial                                                                 0                   0
   Real estate mortgage                                                                     0                   0
   Instalment                                                                               0                   0
                                                                             -----------------   -----------------
                                                                                            0                   0
                                                                             -----------------   -----------------

Net charge-offs                                                                             7                   0
                                                                             -----------------   -----------------

Additions to allowance charged to
   operating expense during period                                                        274                 407
                                                                             -----------------   -----------------

Balance of allowance for loan losses at end of period                        $            787    $            447
                                                                             =================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                             .02%                -  %
                                                                             =================   =================

Other income increased by $40,000 and $120,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999, due primarily to increased service charges on deposit accounts associated with the overall deposit growth and increased mortgage loan origination fees.

Other expenses increased by $193,000 and $592,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 33 at September 30, 2000 from 22 at September 30, 1999. Equipment and occupancy expenses have increased due to expense increases associated with the occupation of new banking facilities at the main office and Adairsville branch. Other operating expenses have increased due to the overall growth of the Company.

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


                               UNITY HOLDINGS, INC.
                                   (Registrant)



DATE:  November 10, 2000       BY:  /s/ Michael L. McPherson
       -----------------            ------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  November 10, 2000       BY:  /s/ James D. Timmons
       -----------------            ------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)