Form 10KSB40
period 2000-12-31
UNITY HOLDINGS INC
filed 2001-03-29
CIK 1054929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)

 X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---   1934
      For the fiscal year ended December 31, 2000 or
     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934
               For the transition period from _______ to _______

                         Commission File No. 000-25851

                              UNITY HOLDINGS, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

                Georgia                                         58-2350609
              -----------                                     --------------
     (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                        Identification No.)

      950 Joe Frank Harris Pkwy, S.E.
          Cartersville, Georgia                                   30121
     ---------------------------------                       -----------------
(Address of Principal Executive Offices)                         (Zip Code)

                                  (770) 606-0555
                -----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes    X       No
    ------        ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [ X ]

     The issuer's net income for its most recent fiscal year was $487,000. As of December 31, 2000, 839,211 shares of Common Stock were issued and outstanding.

     The aggregate market value of the Common Stock held by non-affiliates of the Company on December 31, 2000 was $10,909,743.00. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $13.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

                              UNITY HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


 Item                                                                 Page
Number                                                               Number
------                                                               ------
                                     PART I

 1.  Description of Business..........................................  4
 2.  Description of Property.......................................... 16
 3.  Legal Proceedings................................................ 17
 4.  Submission of Matters to a Vote of Security Holders.............. 17

                                   PART II

 5.  Market for Registrant's Common Stock and Related Security Holder
     Matters.......................................................... 17
 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................ 19
 7.  Consolidated Financial Report.................................... 38
 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 61

                                   PART III

 9. Directors and Principal Officers of the Registrant................ 61
10. Executive Compensation............................................ 65
11. Security Ownership of Certain Beneficial Owners and Management.... 69
12. Certain Relationships and Related Transactions.................... 70

                                   PART IV

13. Exhibits and Reports on Form 8-K.................................. 70

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

Location and Service Area

     The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from a main office in Cartersville, Georgia located at the corner of Joe Frank Harris Parkway and Market Place Boulevard, S.E. in Cartersville, Georgia and a branch office located at 7450 Adairsville Highway, NW, Adairsville, Georgia. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within a primary service area of Bartow County, Georgia, with a secondary market which includes the cities of Canton, Calhoun, and Rome.

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

Marketing Focus

     Most of the banks in the Bartow County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow County area, the Company believes that there has been a void in the community banking market in the Bartow County area and believes that the Bank successfully fills this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

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

     Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "Competition" below. The Bank also originates loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

Employees

     As of December 31, 2000, the Bank had thirty full-time employees and zero part-time employees.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized." As of December 31, 2000, the Company had Tier 1 and Total Risk-Based Capital Ratios of 13.09% and 14.34%, respectively. For a more detailed analysis of the Company and Bank's regulatory requirements, see Note 11 to the Notes to Consolidated Financial Statements.

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

     Adairsville Office. On January 4, 1999, the Bank also opened a temporary branch office in Adairsville at 7450 Adairsville Highway, NW (Highway 140), Adairsville, Georgia 30103. Construction of a permanent facility for this office began in the third quarter of 1999 and it opened in the second quarter of 2000. This branch has approximately 3,500 square feet, three drive through lanes plus one drive through with an automated teller service machine.

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

Item 5.  Market For Common Equity And Related Stockholder Matters.
-----------------------------------------------------------------

     (a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 2000, there were approximately 1,159 shareholders of record.

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

          Year                     High Selling Price  Low Selling Price
          ----                     ------------------  -----------------

          2000
          First Quarter                  12.00              11.00
          Second Quarter                 12.00              11.00
          Third Quarter                  12.00              11.00
          Fourth Quarter                 13.00              12.00

          The Company has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation.
------------


       The following is a discussion of the financial condition of our financial condition and the financial condition our bank subsidiary, Unity National Bank, at December 31, 2000 and 1999 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

       We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Overview

       Our 2000 results were highlighted by continued loan and deposit growth in our second full year of operations and the occupancy of our new main office and branch banking facilities. Our growth propelled us to our first year of profitable operations and to a substantial recovery of deficits accumulated through 1999.

Financial Condition at December 31, 2000 and 1999

The following is a summary of our balance sheets for the years indicated:

                                         December 31,
                                        2000     1999
                                   (Dollars in Thousands)

Cash and due from banks               $ 2,104  $ 3,126
Interest-bearing deposits in banks        114      102
Federal funds sold                      4,690    4,440
Securities                              8,412    6,413
Loans, net                             56,683   34,058
Premises and equipment                  5,047    3,254
Other assets                            1,327      673
                                      -------  -------

                                      $78,377  $52,066
                                      =======  =======

Total deposits                        $69,895  $44,312
Other liabilities                         669      516
Stockholders' equity                    7,813    7,238
                                      -------  -------

                                      $78,377  $52,066
                                      =======  =======

Financial Condition at December 31, 2000 and 1999

     As of December 31, 2000, we had total assets of $78.4 million, an increase of 51% over December 31, 1999. Total interest-earning assets were $70.8 million at December 31, 2000 or 90% of total assets as compared to 87% of total assets at December 31, 1999. Our primary interest-earning assets at December 31, 2000 were loans, which made up 81% of total interest-earning assets as compared to 76% at December 31, 1999. Our loan to deposit ratio was 82% at December 31, 2000 as compared to 78% at December 31, 1999. Deposit growth of $25.6 million has been used primarily to fund loan growth of $23.0 million.

     Our securities portfolio, consisting of U.S. Agency and restricted equity securities, amounted to $8.4 million at December 31, 2000. Unrealized gains on securities amounted to $71,000 at December 31, 2000 as compared to $17,000 in unrealized losses at December 31, 1999. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 74% of our loan portfolio collateralized by real estate located in our primary market area of Bartow County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (34%) and construction loans to build one- to four-family residential properties (20%), and nonresidential properties consisting primarily of small business commercial properties (46%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

     One- to four-family residential properties                         85%
     Construction loans on one- to four-family residential properties   80%
     Nonresidential property                                            80%

     The remaining 26% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area is stable with no indications of a significant downturn in the local economy.

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

Liquidity and Capital Resources

     The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

     Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest
rates and general economic conditions and competition.   We attempt to price our
deposits to meet our asset/liability objectives consistent with local market conditions.

     Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, our liquidity was considered satisfactory.

     At December 31, 2000, we had loan commitments outstanding of $6.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2000, we had arrangements with two commercial banks for short-term advances of $3.5 million.

     At December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income of $487,000 and other comprehensive income associated with our securities available-for-sale of $88,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, our primary source of funds available to Unity Holdings, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, the Bank can pay no dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2000 are as follows:


                                                         Actual
                                          -----------------------------------
                                                                  Regulatory
                                           Consolidated   Bank   Requirements
                                          -------------  ------  ------------

  Leverage capital ratio                      10.21%      10.19%     5.00%
  Risk-based capital ratios:
    Core capital                              13.09       13.05      6.00
    Total capital                             14.34       14.31     10.00

     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

     At December 31, 2000, we had no material commitments for capital expenditures.

     We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

     Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 2000 and December 31,
1999

     The following is a summary of our operations for the years indicated.

                              Years Ended December 31,
                                 2000         1999
                               (Dollars in Thousands)

Interest income                 $5,982       $2,768

Interest expense                 2,983          950
                                ------       ------

Net interest income              2,999        1,818

Provision for loan losses          361          484

Other income                       422          280

Other expenses                   2,573        1,848
                                ------       ------

Pretax income (loss)               487         (234)

Income taxes                         -            -
                                ------       ------

Net income (loss)               $  487       $ (234)
                                ======       ======

Net Interest Income
-------------------

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     Our net yield on average interest-earning assets was 5.13% in 2000 as compared to 6.42% in 1999. Average loans increased by $24.0 million, which accounted for the majority of a $30.1 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $31.1 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 10.23% in 2000 from 9.77% in 1999. The rate paid on average interest-bearing liabilities increased to 5.78% in 2000 from 4.63% in 1999.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $361,000 and $484,000 in 2000 and 1999, respectively. The amounts provided were due primarily to the growth of the portfolio and to our assessment of the inherent risk in the portfolio. Net charge-offs for 2000 and 1999 were insignificant. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000, we had nonperforming loans of $35,000 as compared to $11,000 as of December 31, 1999. The allowance for loan losses as a percentage of total loans was 1.50% at December 31, 2000 and 1999.

Other Income
------------

     Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other income was $422,000 in 2000 as compared to $280,000 in 1999. The increase is due primarily to increased service charges on deposit accounts of $102,000 and increased mortgage loan origination fees of $33,000.

Other Expenses
--------------

     Other expenses for 2000 consist of salaries and employee benefits ($1,335,000), equipment and occupancy expenses ($401,000), and other operating expenses ($837,000). The increase in salaries and employee benefits of $316,000 is due to an increase in the number of employees from 22 at December 31, 1999 to 30 at December 31, 2000, and to other annual salary increases. The increase in equipment and occupancy expenses of $148,000 is due to increased costs associated with the occupation of a new main office and branch facilities. The increase in other operating expenses of $261,000 is due to increased data processing expense of $35,000, increased office supplies expense of $29,000, increased telephone expense of $19,000, increased advertising and business promotion expense of $47,000 and increased other costs of $131,000. The increase in other operating expenses is directly related to the overall growth of the Bank.

Income Tax
----------

     We have had no income tax expense due to accumulated deficits incurred of $343,000 through December 31, 2000.

Asset/Liability Management
--------------------------

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     At December 31, 2000, our cumulative one year interest rate-sensitivity gap ratio was 62%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. For internal reporting purposes, we do not consider interest-bearing demand and savings accounts to be interest rate sensitive. Adjusting for these deposits, our cumulative one year interest rate-sensitivity gap ratio would be 81%. It is also noted that over 80% of our certificates of deposit greater than $100,000 mature within the one year time horizon. We believe that as long as we pay the prevailing market rate on these type deposits, our liquidity, while not assured, will not be negatively affected.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.


                                            After      After
                                            Three       One
                                           Months    Year but
                                 Within      but      Within     After
                                  Three    Within      Five      Five
                                 Months   One Year     Years     Years    Total
                                             (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing
     deposits in banks           $   114  $     --   $     --    $   --  $   114
  Federal funds sold               4,690        --         --        --    4,690
  Securities                         436        --      5,984     1,992    8,412
  Loans                           20,573     7,881     29,009        86   57,549
                                 -------  --------   --------   -------  -------

                                  25,813     7,881     34,993     2,078   70,765
                                 -------  --------   --------   -------  -------
Interest-bearing liabilities:
  Interest-bearing demand
     deposits                     12,133        --         --        --   12,133
  Savings                            815        --         --        --      815
  Certificates, less than
     $100,000                      4,627    16,989      4,076        --   25,692
  Certificates, $100,000
     and over                      3,162    16,981      4,618        --   24,761
                                 -------  --------   --------   -------  -------

                                  20,737    33,970      8,694        --   63,401
                                 -------  --------   --------   -------  -------

Interest rate sensitivity
  gap                            $ 5,076  $(26,089)  $ 26,299   $ 2,078  $ 7,364
                                 =======  ========   ========   =======  =======
Cumulative interest rate
  sensitivity gap                $ 5,076  $(21,013)  $  5,286   $ 7,364
                                 =======  ========   ========   =======
Interest rate sensitivity
  gap ratio                         1.24      0.23       4.02        --
                                 =======  ========   ========   =======
Cumulative interest rate
  sensitivity gap ratio             1.24      0.62       1.08      1.12
                                 =======  ========   ========   =======

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

     The condensed average balance sheet for the period indicated is presented below. (1)

                                     Years Ended December 31,
                                          2000      1999
                                      (Dollars in Thousands)

  ASSETS

Cash and due from banks                  $ 1,947   $ 1,514
Interest-bearing deposits in banks           108        30
Taxable securities                         8,044     1,445
Securities valuation account                 (34)       (1)
Federal funds sold                         4,717     5,310
Loans (2)                                 45,594    21,547
Allowance for loan losses                   (671)     (281)
Other assets                               5,731     2,335
                                         -------   -------
                                         $65,436   $31,899
                                         =======   =======

Total interest-earning assets            $58,463   $28,332
                                         =======   =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand              $ 5,541   $ 3,934
 Interest-bearing demand                  10,769     6,352
 Savings                                     625       466
 Time                                     40,250    13,677
                                         -------   -------
  Total deposits                         $57,185   $24,429

 Other liabilities                           822       201
                                         -------   -------
  Total liabilities                       58,007    24,630
 Stockholders' equity                      7,429     7,269
                                         -------   -------
                                         $65,436   $31,899
                                         =======   =======

 Total interest-bearing liabilities      $51,644   $20,495
                                         =======   =======

(1) Average balances were determined using the daily average balances during the year for each category.

(2) Nonaccrual loans included in average loans were $16,000 and $1,000 in 2000 and 1999, respectively.

Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.


                                           Years Ended December 31,
                                          2000                1999
                                              Average              Average
                                    Interest   Rate     Interest    Rate
                                            (Dollars in Thousands)

INTEREST INCOME:
 Interest and fees on loans (1)      $5,117    11.22%    $2,411     11.19%
 Interest on taxable securities         560     6.96         85      5.90
 Interest on Federal funds sold         298     6.32        271      5.09
 Interest on deposits in banks            7     6.19          1      3.79
                                     ------              ------
 Total interest income               $5,982    10.23     $2,768      9.77
                                     ------              ------

INTEREST EXPENSE:
 Interest on interest-bearing
  demand deposits                    $  341     3.16     $  173      2.71
 Interest on savings deposits            12     1.96          9      1.96
 Interest on time deposits            2,630     6.54        768      5.62
                                     ------              ------
 Total interest expense              $2,983     5.78     $  950      4.63
                                     ------              ------

NET INTEREST INCOME                  $2,999              $1,818
                                     ======              ======

 Net interest spread                            4.45%                5.14%
                                               =====                =====
 Net yield on average interest-earning assets   5.13%                6.42%
                                               =====                =====

(1) Interest and fees on loans includes $513,000 and $359,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively. There was no interest income recognized on nonaccrual loans during 2000 or 1999.

Rate and Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                               Year Ended December 31,
                                                    2000 vs. 1999
                                                   Changes Due To:

                                               Rate     Volume      Net
                                               (Dollars in Thousands)
Increase (decrease) in:
 Income from interest-earning assets:
 Interest and fees on loans                    $  7     $2,699     $2,706
 Interest on taxable securities                  18        457        475
 Interest on Federal funds sold                  60        (33)        27
 Interest on deposits in banks                    1          5          6
                                               ----     ------     ------
  Total interest income                          86      3,128      3,214
                                               ----     ------     ------

 Expense from interest-bearing liabilities:
 Interest on interest-bearing
  demand deposits                                32        136        168
 Interest on savings deposits                     -          3          3
 Interest on time deposits                      145      1,717      1,862
                                               ----     ------     ------
  Total interest expense                        177      1,856      2,033
                                               ----     ------     ------

  Net interest income                          $(91)    $1,272     $1,181
                                               ====     ======     ======

                              INVESTMENT PORTFOLIO

Types of Investments

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                December 31,
                               2000      1999
                           (Dollars in Thousands)

U.S. Government agencies      $7,500    $5,977
Mortgage-backed securities       476         -
                              ------    ------
                               7,976     5,977
Equity securities                436       436
                              ------    ------
                              $8,412    $6,413
                              ======    ======

Maturities

     The amounts of debt securities, including the weighted average yield in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                       After one year       After five years
                                 One year or less    through five years    through ten years
                                Amount    Yield(1)    Amount   Yield(1)     Amount  Yield(1)

U.S. Government agencies        $  -         -%       $5,984     6.99%      $1,516  7.42%
Mortgage-backed securities         -         -             -        -            -     -
                                ----                  ------                ------
                                $  -         -        $5,984     6.99       $1,516  7.42
                                ====                  ======                ======


                                 After ten years            Total
                               Amount    Yield(1)     Amount    Yield(1)

U.S. Government agencies        $  -         -%       $7,500     7.08%
Mortgage-backed securities       476      7.00           476     7.00
                                ----                  ------
                                $476      7.00        $7,976     7.08
                                ====                  ======

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

Types of Loans

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                           December 31,
                                           2000      1999
                                     (Dollars in Thousands)

Commercial                              $ 6,839   $ 3,609
Real estate-construction                  8,741     9,012
Real estate-mortgage                     34,028    17,170
Consumer installment loans and other      7,941     4,787
                                        -------   -------
                                         57,549    34,578
Less allowance for loan losses             (866)     (520)
                                        -------   -------
 Net loans                              $56,683   $34,058
                                        =======   =======

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                                                  (Dollars in Thousands)
  Commercial
     One year or less                                    $ 4,299
     After one year through five years                     2,540
     After five years                                          -
                                                         -------
                                                           6,839
                                                         -------
  Construction
     One year or less                                      8,741
     After one year through five years                         -
     After five years                                          -
                                                         -------
                                                           8,741
                                                         -------
  Other
     One year or less                                     17,637
     After one year through five years                    24,115
     After five years                                        217
                                                         -------
                                                          41,969
                                                         -------

                                                         $57,549
                                                         =======

     The following table summarizes loans at December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.


                                        (Dollars in Thousands)

     Predetermined interest rates             $20,077
     Floating or adjustable interest rates      6,795
                                              -------
                                              $26,872
                                              =======

Risk Elements

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2000 and 1999 is as follows:

                                                           December 31,
                                                         2000       1999
                                                      (Dollars in Thousands)

Nonaccrual loans                                          $35       $  11
Loans contractually past due ninety
 days or more as to interest or
 principal payments and still accruing                      0           0
Restructured loans                                          0           0
Loans, now current about which there are
 serious doubts as to the ability of the
 borrower to comply with loan repayment terms               0           0
Interest income that would have been recorded
 on nonaccrual and restructured loans under
 original terms                                             1           0
Interest income that was recorded on
 nonaccrual and restructured loans                          0           0

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.


                                            Years Ended December 31,
                                                  2000      1999
                                             (Dollars in Thousands)

Average amount of loans outstanding            $45,594   $21,547
                                               =======   =======

Balance of allowance for loan losses
 at beginning of period                        $   520   $    40
                                               -------   -------

Loans charged off:
 Instalment loans                                   10         4
 Real estate-mortgage                                5         -
                                               -------   -------
                                                    15         4
                                               -------   -------

Loans recovered                                      -         -
                                               -------   -------

Net charge-offs                                     15         4
                                               -------   -------

Additions to allowance charged to operating
 expense during year                               361       484
                                               -------   -------

Balance of allowance for loan losses
 at end of year                                $   866   $   520
                                               =======   =======

Ratio of net loans charged off during the
year to average loans outstanding                  .03%      .02%
                                               =======   =======

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

     As of December 31, 2000 and 1999, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                 December 31, 2000             December 31, 1999
                                       Percent of loans             Percent of loans
                                       in each category             in each category
                              Amount   to total loans      Amount   to total loans
                                            (Dollars in Thousands)
Commercial                   $   173       11.88%          $   104      10.44%
Real estate-construction         260       15.19               156      26.06
Real estate-mortgage             346       59.13               208      49.66
Consumer instalment
 loans and other                  87       13.80                52      13.84
                             -------      ------           -------      -----
                             $   866      100.00%          $   520     100.00%
                             =======      ======           =======     ======

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below. (1)

                                           Periods Ended December 31,
                                            2000                1999
                                       Amount  Percent     Amount   Percent
                                              (Dollars in Thousands)

Noninterest-bearing demand deposits    $5,541      --%     $ 3,934       --%
Interest-bearing demand deposits       10,769    3.16        6,352     2.71
Savings deposits                          625    1.96          466     1.96
Time deposits                          40,250    6.54       13,677     5.62
                                      -------              -------
                                      $57,185              $24,429
                                      =======              =======

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                    (Dollars in Thousands)

  Three months or less                     $ 3,162
  Over three months through six months       4,165
  Over six months through twelve months     12,816
  Over twelve months                         4,618
                                           -------
       Total                               $24,761
                                           =======

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the year indicated is presented below.

                            Years Ended December 31,
                                 2000    1999

  Return on assets (1)            .74%  (.74)%
  Return on equity (2)           6.56  (3.23)
  Dividend payout ratio (3)         -       -
  Equity to assets ratio (4)    11.35   22.79

(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net income (loss) per share.
(4)  Average equity divided by average total assets.

Item 7.  Financial Statements and Supplementary Data.
----------------------------------------------------

                             UNITY HOLDINGS, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2000


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                             Page
                                                             ----

INDEPENDENT AUDITOR'S REPORT..............................    39

FINANCIAL STATEMENTS

  Consolidated balance sheets.............................    40
  Consolidated statements of operations...................    41
  Consolidated statements of comprehensive income (loss)..    42
  Consolidated statements of stockholders' equity.........    43
  Consolidated statements of cash flows...................    44
  Notes to consolidated financial statements.............. 45-60

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Unity Holdings, Inc. and Subsidiary
Cartersville, Georgia

          We have audited the accompanying consolidated balance sheets of Unity Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                         /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
January 12, 2001

                              UNITY HOLDINGS, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

        Assets                                                     2000           1999
                                                             ------------     ------------
Cash and due from banks                                      $  2,103,763     $  3,125,724
Interest-bearing deposits in banks                                114,424          101,844
Federal funds sold                                              4,690,000        4,440,000
Securities available-for-sale                                   8,412,465        6,413,483

Loans                                                          57,548,596       34,578,269
Less allowance for loan losses                                    865,663          519,766
                                                             ------------     ------------
          Loans, net                                           56,682,933       34,058,503

Premises and equipment                                          5,046,537        3,254,347
Other assets                                                    1,327,107          672,529
                                                             ------------     ------------

          Total assets                                       $ 78,377,229     $ 52,066,430
                                                             ============     ============

Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                      $  6,494,041     $  4,828,902
    Interest-bearing                                           63,400,788       39,482,968
                                                             ------------     ------------
         Total deposits                                        69,894,829       44,311,870
    Other liabilities                                             669,206          516,372
                                                             ------------     ------------
         Total liabilities                                     70,564,035       44,828,242
                                                             ------------     ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; none issued                                         -                -
    Common stock, par value $.01; 10,000,000 shares
        authorized; 839,211 issued and outstanding                  8,392            8,392
    Capital surplus                                             8,076,469        8,076,469
    Accumulated deficit                                          (342,934)        (830,083)
    Accumulated other comprehensive income (loss)                  71,267          (16,590)
                                                             ------------     ------------

          Total stockholders' equity                            7,813,194        7,238,188
                                                             ------------     ------------

          Total liabilities and stockholders' equity         $ 78,377,229     $ 52,066,430
                                                             ============     ============

See Notes to Consolidated Financial Statements.

                             UNITY HOLDINGS, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000              1999
                                                                -------------     -------------
Interest income
    Loans                                                       $   5,117,517      $  2,410,767
    Taxable securities                                                559,943            85,290
    Federal funds sold                                                298,052           270,446
    Interest-bearing deposits in banks                                  6,709             1,142
                                                                -------------     -------------
          Total interest income                                     5,982,221         2,767,645

Interest expense on deposits                                        2,983,169           949,498
                                                                -------------     -------------

          Net interest income                                       2,999,052         1,818,147
Provision for loan losses                                             360,854           484,200
                                                                -------------     -------------
          Net interest income after provision for loan losses       2,638,198         1,333,947
                                                                -------------     -------------


Other income
    Service charges on deposit accounts                               221,517           119,952
    Other operating income                                            200,692           159,792
                                                                -------------     -------------
          Total other income                                          422,209           279,744
                                                                -------------     -------------


Other expenses
    Salaries and employee benefits                                  1,334,720         1,019,383
    Equipment and occupancy expenses                                  401,011           252,549
    Other operating expenses                                          837,527           576,395
                                                                -------------     -------------
          Total other expenses                                      2,573,258         1,848,327
                                                                -------------     -------------



          Income (loss) before income taxes                           487,149          (234,636)

Income tax expense                                                          -                 -
                                                                -------------     -------------
                    Net income (loss)                           $     487,149      $   (234,636)
                                                                =============      ============

Basic earnings (losses) per share                               $        0.58      $      (0.28)
                                                                =============      ============

Diluted earnings (losses) per share                             $        0.56      $      (0.28)
                                                                =============      ============


See Notes to Consolidated Financial Statements.


                                    UNITY HOLDINGS, INC.
                                       AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000               1999
                                                        ----------        -----------
Net income (loss)                                       $  487,149        $  (234,636)

Other comprehensive income (loss):

    Unrealized holding gains (losses) on securities
       available-for-sale arising during period             87,857            (16,590)
                                                        ----------        -----------
Comprehensive income (loss)                             $  575,006        $  (251,226)
                                                        ==========        ===========

See Notes to Consolidated Financial Statements.


                                                  UNITY HOLDINGS, INC.
                                                     AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                  Accumulated
                                                                                                     Other             Total
                                             Common Stock          Capital      Accumulated     Comprehensive     Stockholders'
                                         Shares     Par Value      Surplus        Deficit       Income (Loss)        Equity
                                         -------    ---------   ------------    ------------    -------------     -------------
Balance, December 31, 1998               838,711    $  8,387    $  8,071,474    $ (595,447)       $        -       $ 7,484,414
    Net loss                                   -           -               -      (234,636)                -          (234,636)
    Issuance of common stock                 500           5           4,995             -                 -             5,000
    Other comprehensive loss                   -           -               -             -           (16,590)          (16,590)
                                         -------    --------    ------------    ----------        ----------       -----------
Balance, December 31, 1999               839,211       8,392       8,076,469      (830,083)          (16,590)        7,238,188
    Net income                                 -           -               -       487,149                 -           487,149
    Other comprehensive income                 -           -               -             -            87,857            87,857
                                         -------    --------    ------------    ----------        ----------       -----------
Balance, December 31, 2000               839,211    $  8,392    $  8,076,469    $ (342,934)       $   71,267       $ 7,813,194
                                         =======    ========    ============    ==========        ==========       ===========


See Notes to Consolidated Financial Statements.

                                         UNITY HOLDINGS, INC.
                                           AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000             1999
                                                                  -----------     ------------
OPERATING ACTIVITIES
    Net income (loss)                                             $   487,149     $   (234,636)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                  245,169          114,452
        Deferred income tax                                          (220,994)          (2,995)
        Provision for loan losses                                     360,854          484,200
        Increase in interest receivable                              (275,007)        (273,773)
        Increase in interest payable                                  140,404          410,006
        Other operating activities                                    (20,347)          67,555
                                                                  -----------     ------------
              Net cash provided by operating activities               717,228          564,809
                                                                  -----------     ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                     (2,932,030)      (6,220,073)
    Proceeds from maturities of securities available-for-sale       1,020,905                -
    Net increase in interest-bearing deposits in banks                (12,580)        (101,844)
    Net (increase) decrease in Federal funds sold                    (250,000)       1,400,000
    Net increase in loans                                         (22,985,284)     (31,335,665)
    Purchase of premises and equipment                             (2,037,359)      (1,965,521)
    Purchase of life insurance policies                              (125,800)        (355,169)
                                                                  -----------     ------------

            Net cash used in investing activities                 (27,322,148)     (38,578,272)
                                                                  -----------     ------------


FINANCING ACTIVITIES
    Net increase in deposits                                       25,582,959       40,752,672
    Proceeds from sale of common stock                                      -            5,000
                                                                  -----------     ------------

            Net cash provided by financing activities              25,582,959       40,757,672
                                                                  -----------     ------------

Net increase (decrease) in cash and due from banks                 (1,021,961)       2,744,209

Cash and due from banks at beginning of year                        3,125,724          381,515
                                                                  -----------     ------------

Cash and due from banks at end of year                            $ 2,103,763     $  3,125,724
                                                                  ===========     ============

SUPPLEMENTAL DISCLOSURE
    Cash paid for:
        Interest                                                  $ 2,842,765     $    539,492

        Income taxes                                              $   202,994     $          -

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, interest-bearing deposits in banks, and deposits are reported net.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans

Loans are reported at their outstanding unpaid principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid balance.

Nonrefundable loan fees and certain direct loan origination costs are deferred and recognized in income over the life of the loans.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no other real estate owned at December 31, 2000 or 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plans

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings (Losses) Per Share

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Developments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.   SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities are summarized as follows:

                                                   Gross         Gross
                                    Amortized    Unrealized    Unrealized       Fair
                                      Cost         Gains         Losses        Value
                                    ---------   -----------    -----------  -----------
Securities Available-for-Sale
    December 31, 2000:
    U.S. Government and
      agency securities           $  7,431,911  $  70,184     $   (1,875)   $  7,500,220
    Mortgage-backed securities         473,378      2,958              -         476,336
    Equity securities                  112,709          -              -         112,709
    Restricted equity securities       323,200          -              -         323,200
                                  ------------  ---------     ----------    ------------
                                  $  8,341,198  $  73,142     $   (1,875)   $  8,412,465
                                  ============  =========     ==========    ============
    December 31, 1999:
    U.S. Government and
      agency securities           $  5,994,164  $     390     $  (16,980)   $  5,977,574
    Equity securities                  112,709          -              -         112,709
    Restricted equity securities       323,200          -              -         323,200
                                  ------------  ---------     ----------    ------------
                                  $  6,430,073  $     390     $  (16,980)   $  6,413,483
                                  ============  =========     ==========    ============

There were no pledged securities at December 31, 2000 or 1999. There were no sales of securities in 2000 or 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                        Securities
                                     Available-for-Sale
                                  ---------------------------
                                    Amortized        Fair
                                       Cost          Value
                                  ------------   ------------

    Due from one to five years    $  5,931,911   $  5,984,560
    Due from five to ten years       1,500,000      1,515,660
    Mortgage-backed securities         473,378        476,336
                                  ------------   ------------
                                  $  7,905,289   $  7,976,556
                                  ============   ============

NOTE 3.   LOANS

The composition of loans is summarized as follows:

                                                      December 31,
                                             -----------------------------
                                                  2000            1999
                                             -------------   -------------
  Commercial, financial, and agricultural    $   6,839,000   $   3,609,000
  Real estate - construction                     8,741,000       9,012,000
  Real estate - mortgage                        34,150,000      17,240,000
  Consumer, instalment and other                 7,941,366       4,787,731
                                             -------------   -------------
                                                57,671,366      34,648,731
  Unearned income                                 (122,770)        (70,462)
  Allowance for loan losses                       (865,663)       (519,766)
                                             -------------   -------------
  Loans, net                                 $  56,682,933   $  34,058,503
                                             =============   =============

Changes in the allowance for loan losses are as follows:

                                                Years Ended December 31,
                                               --------------------------
                                                  2000           1999
                                               ------------ -------------
    Balance, beginning of year                  $  519,766   $   40,000
    Provision for loan losses                      360,854      484,200
    Loans charged off                              (14,957)      (4,434)
    Recoveries of loans previously charged off           -            -
                                                ----------   ----------
    Balance, end of year                        $  865,663   $  519,766
                                                ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total recorded investment in impaired loans was $46,500 and $11,058 at December 31, 2000 and 1999, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2000 and 1999. The average recorded investment in impaired loans for 2000 and 1999 was $16,146 and $1,617, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 2000 and 1999.

In the ordinary course of business, the Company has granted loans to certain related parties including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

    Balance, beginning of year  $   283,754
    Advances                         95,381
    Repayments                     (122,553)
                                -----------
    Balance, end of year        $   256,582
                                ===========


NOTE 4.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                          December 31,
                                   --------------------------
                                       2000           1999
                                   -----------    -----------
  Land                             $ 1,139,676    $ 1,139,676
  Buildings                          3,054,837              -
  Leasehold improvements                     -         47,124
  Equipment                          1,129,184        317,980
  Construction and equipment
    installation in process                  -      1,870,234
                                   -----------    -----------
                                     5,323,697      3,375,014
  Accumulated depreciation            (277,160)      (120,667)
                                   -----------    -----------
                                   $ 5,046,537    $ 3,254,347
                                   ===========    ===========

Through March of 2000, the Company operated out of leased modular facilities for its branch and main office locations on a month-to-month basis. Total rental expense incurred for the lease of these facilities for the years ended December 31, 2000 and 1999 was $32,669 and $79,991, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $24,760,697 and $10,344,388, respectively. The
Company had brokered certificates of deposit at December 31, 2000 and 1999 of $7,873,000 and $3,000,000, respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

          2001         $  41,905,734
          2002             5,695,379
          2003               243,184
          2004               348,110
          2005             2,260,287
                       -------------
                       $  50,452,694
                       =============


NOTE 6.   STOCK OPTIONS AND WARRANTS

The Company has an incentive stock option plan and has reserved 150,000 shares of common stock for issuance to key employees and directors. Options are granted at the fair value of the Company's common stock on the date of grant and expire ten years from the effective date of the grant. The options vest at a rate of 20% per year.

Other pertinent information related to the options is as follows:

                                              Years Ended December 31,
                                     -------------------------------------------
                                              2000                1999
                                     -------------------------------------------
                                                 Weighted-             Weighted-
                                                  Average               Average
                                                 Exercise              Exercise
                                       Number      Price     Number      Price
                                     ---------   --------  ---------   --------

   Under option, beginning of year      51,960    $ 10.08          -    $     -
              Granted                        -          -     51,960      10.08
              Exercised                      -          -          -          -
              Terminated                     -          -          -          -
                                     ---------             ---------
   Under option, end of year            51,960      10.08     51,960      10.08
                                     =========             =========


   Exercisable, end of year             19,984      10.04      9,592      10.00
                                     =========             =========


   Weighted-average fair value of
    options granted during the year  $       -             $    4.83
                                     =========             =========


   Weighted-average remaining
    contractual life of all options    8 years               9 years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1998, the Company granted 140,000 common stock warrants to its initial directors. The warrants are exercisable at a price of $10 per share and vested in 1999. The warrants and expire ten years from date of grant and have a weighted average remaining contractual life of eight years.

The Company applies Opinion 25 and related Interpretations in accounting for stock options and warrants. Accordingly, no compensation cost has been recognized. Had compensation cost for stock options and warrants been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings (losses) per share would have been adjusted to the pro forma amounts indicated below.

                                                    Years Ended December 31,
                                                   -------------------------
                                                       2000         1999
                                                   ----------    -----------

    Net income (loss)             As reported      $  487,149    $  (234,636)
                                  Pro forma        $  436,956    $  (836,765)

    Earnings (losses) per share   As reported      $     0.58    $     (0.28)
                                  Pro forma        $     0.52    $     (0.99)

    Earnings (losses) per share - As reported      $     0.56    $     (0.28)
    assuming dilution             Pro forma        $     0.50    $     (0.99)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                Years Ended December 31,
                                ------------------------
                                   2000        1999
                                ---------   ------------
    Dividend yield                 N/A             0%
    Expected life                  N/A       10 years
    Expected volatility            N/A          9.49%
    Risk-free interest rate        N/A          6.77%


NOTE 7.    INCOME TAXES

Income tax expense consists of the following:

                                   Years Ended December 31,
                                   -------------------------
                                       2000         1999
                                   -----------   -----------
    Current                        $   220,994   $    31,503
    Deferred                           (51,936)     (111,434)
    Change in valuation allowance     (169,058)       79,931
                                   -----------   -----------
      Income tax expense           $         -   $         -
                                   ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                           Years Ended December 31,
                                    -----------------------------------------
                                            2000                 1999
                                    ------------------     ------------------
                                       Amount  Percent        Amount  Percent
                                    ------------------     ------------------

    Income taxes at statutory rate  $   165,631    34 %    $  (79,776)  (34)%
    Other items                           3,427     1            (155)    -
    Change in valuation allowance      (169,058)  (35)         79,931    34
                                    -----------   ---      ----------   ---
    Income tax expense              $         -     - %    $        -     - %
                                    ===========   ===      ==========   ===

The components of deferred income taxes are as follows:

                                              Years Ended December 31,
                                              ------------------------
                                                  2000         1999
                                              ----------   -----------
   Deferred tax assets:
    Loan loss reserves                        $  210,149   $   114,002
    Preopening and organizational expenses       104,939       140,918
    Depreciation                                       -        10,560
    Loan fees                                     39,933        19,804
    Securities available-for-sale                      -         5,640
                                              ----------   -----------
                                                 355,021       290,924
    Valuation allowance                          (89,001)     (287,930)
                                              ----------   -----------
                                                 266,020         2,994
                                              ----------   -----------

   Deferred tax liabilities:
    Depreciation                                  17,801             -
    Securities available-for-sale                 24,231             -
                                              ----------   -----------
                                                  42,032             -
                                              ----------   -----------

    Net deferred tax assets                   $  223,988   $     2,994
                                              ==========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

                                                    Years Ended December 31,
                                                    ------------------------
                                                        2000        1999
                                                    ----------  -----------
    Basic Earnings (Losses) Per Share:
      Weighted average common shares outstanding         839,211      839,092
                                                      ==========  ===========


      Net income (loss)                               $  487,149  $  (234,636)
                                                      ==========  ===========


      Basic earnings (losses) per share               $     0.58  $     (0.28)
                                                      ==========  ===========


    Diluted Earnings Per Share:
      Weighted average common shares outstanding         839,211      839,092
      Net effect of the assumed exercise of stock
        options based on the treasury stock method
        using average market prices for the year          31,660        8,455
                                                      ----------  -----------
    Total weighted average common shares and
      common stock equivalents outstanding               870,871      847,547
                                                      ==========  ===========


      Net income (loss)                               $  487,149  $  (234,636)
                                                      ==========  ===========


      Diluted earnings (losses) per share             $     0.56  $     (0.28)
                                                      ==========  ===========


NOTE 9.   COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                        December 31,
                                   -------------------------
                                       2000          1999
                                   -----------   -----------
    Commitments to extend credit   $ 6,002,000   $ 2,697,000
    Letters of credit                  320,000        79,000
                                   -----------   -----------
                                   $ 6,322,000   $ 2,776,000
                                   ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 10.  CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Bartow County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-four percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's capital and surplus as defined by the Office of the Comptroller of the Currency, or approximately $1,288,000.

NOTE 11.  REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no dividends could be declared without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                       To Be Well
                                                                    For Capital     Capitalized Under
                                                                     Adequacy       Prompt Corrective
                                                    Actual           Purposes       Action Provisions
                                               ----------------  ----------------  ------------------
                                                Amount   Ratio    Amount   Ratio    Amount     Ratio
                                               -------- -------  -------- -------  --------   -------
                                                            (Dollars in Thousands)
    December 31, 2000:
    Total Capital to Risk Weighted Assets:
      Consolidated                             $  8,483  14.34%  $  4,733   8%     $     N/A    N/A
      Bank                                     $  8,463  14.31%  $  4,733   8%     $   5,916     10%
    Tier I Capital to Risk Weighted Assets:
      Consolidated                             $  7,742  13.09%  $  2,367   4%     $     N/A    N/A
      Bank                                     $  7,722  13.05%  $  2,367   4%     $   3,550      6%
    Tier I Capital to Average Assets:
      Consolidated                             $  7,742  10.21%  $  3,032   4%     $     N/A    N/A
      Bank                                     $  7,722  10.19%  $  3,032   4%     $   3,790      5%

    December 31, 1999:
    Total Capital to Risk Weighted Assets:
      Consolidated                             $  7,710  21.23%  $  2,906   8%     $     N/A    N/A
      Bank                                     $  7,667  21.11%  $  2,906   8%     $   3,632     10%
    Tier I Capital to Risk Weighted Assets:
      Consolidated                             $  7,255  19.98%  $  1,453   4%     $     N/A    N/A
      Bank                                     $  7,212  19.86%  $  1,453   4%     $   2,179      6%
    Tier I Capital to Average Assets:
      Consolidated                             $  7,255  15.18%  $  1,912   4%     $     N/A    N/A
      Bank                                     $  7,212  15.10%  $  1,911   4%     $   2,389      5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash, Due From Banks, Interest-bearing Deposits in Banks, and Federal Funds
Sold:

The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair values.

Securities:

Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest:

The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Instruments:

Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        December 31,  2000            December 31, 1999
                                 ------------------------------------------------------------
                                     Carrying         Fair         Carrying         Fair
                                      Amount          Value         Amount          Value
                                 ---------------  -------------  -------------  -------------
    Financial assets:
      Cash, due from banks,
      interest-bearing deposits
      in banks, and federal
      funds sold                   $   6,908,187  $   6,908,187  $   7,667,568  $   7,667,568
    Securities available-for-sale      8,412,465      8,412,465      6,413,483      6,413,483
    Loans                             56,682,933     56,834,729     34,058,503     34,583,614
    Accrued interest receivable          560,255        560,255        285,248        285,248

    Financial liabilities:
    Deposits                          69,894,829     70,763,525     44,311,870     44,454,012
    Accrued interest payable             554,325        554,325        413,921        413,921


NOTE 13.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                               Years Ended December 31,
                               ------------------------
                                   2000        1999
                               ------------------------
    Other operating income:
       Mortgage fee income     $  165,862  $  133,104
    Other operating expenses:
       Data processing            142,789     108,021
       Office supplies             72,720      43,384
       Telephone                   68,199      49,147
       Legal and professional      54,818      60,144
       Advertising                 90,152      74,709

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations, and cash flows of Unity Holdings, Inc. as of and for the years ended December 31, 2000 and 1999:

                           CONDENSED BALANCE SHEETS

                                             2000           1999
                                        ------------    ------------
  Assets
    Cash                                $     20,190    $     26,010
    Investment in subsidiary               7,793,004       7,212,178
                                        ------------    ------------


      Total assets                      $  7,813,194    $  7,238,188
                                        ============    ============


  Total stockholders' equity            $  7,813,194    $  7,238,188
                                        ============    ============



                      CONDENSED STATEMENTS OF OPERATIONS

                                             2000         1999
                                          ----------   -----------
  Expenses, other                         $    5,820   $     9,012
                                          ----------   -----------


    Loss before equity in income (loss)
      of subsidiary                           (5,820)       (9,012)

  Equity in income (loss) of subsidiary      492,969      (225,624)
                                          ----------   -----------

    Net income (loss)                     $  487,149   $  (234,636)
                                          ==========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       2000        1999
                                                     ---------    --------

 OPERATING ACTIVITIES
 Net income (loss)                                   $ 487,149   $(234,636)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Equity in (income) loss of subsidiary              (492,969)    225,624
                                                     ---------   ---------

     Net cash used in operating activities              (5,820)     (9,012)
                                                     ---------   ---------

 FINANCING ACTIVITIES
 Net proceeds from sale of common stock                      -       5,000
                                                     ---------   ---------


     Net cash provided by financing activities               -       5,000
                                                     ---------   ---------

 Net decrease in cash                                   (5,820)     (4,012)

 Cash at beginning of year                              26,010      30,022
                                                     ---------   ---------

 Cash at end of year                                 $  20,190   $  26,010
                                                     =========   =========

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

     The Company's Bylaws provide that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Donald D. George, John S. Lewis and Michael L. McPherson. The current Class II directors are Sam R. McCleskey, Stephen A. Taylor and B. Don Temples. The current Class III directors are Kenneth R. Bishop and Jerry W. Braden. The Class III directors terms will expire at the 2001 Annual Meeting. Each of the three current Class III directors has been nominated for reelection and will stand for election at the 2001 Annual Meeting for a three year term. The terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting, and the terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting.

     Set forth below is also information about each of the company's other directors and each of its executive officers. Each of the following directors has been a director of the company since the company's formation in 1997. Each director is also a director of Unity National Bank.

     Donald D. George, 61, was born in Wardtown, Virginia. He attended several colleges including Virginia State University, ICBO Business School of Manhattan, and St. Francis of Xavier College of Labor Relations. Mr. George has been in the transportation industry for over 30. He owns and is the president of Universal Transportation Corporation, established in October 1997, which provides Medicaid and Medicare transportation. In 1990, Mr. George formed his own company, Free Enterprise of Atlanta, Inc. d/b/a George's Motor Coach, which provides trip and shuttle services through the Atlanta area as well as out-of-state charter trips. He was also President of the 223rd Street Block Association and Scout master of Boy Scout Troop 676. Mr. George is a member of the Cobb County Chamber of Commerce, the City of Atlanta Chamber of Commerce, the Atlanta Business League, the City of Conyers Chamber of Commerce, and the Board of Directors of National Key Women of America.

     John S. Lewis, 57, was born in Cartersville, Georgia. He received a Bachelor of Business Administration from the University of Georgia. He received a LLB in Law from Mercer University. Mr. Lewis is in the property management business and manages jointly and independently owned income-producing real estate and farm land. He has been in the real estate sales and management business since 1986. He was a practicing attorney in Cartersville from 1970 to 1985.

     Michael L. McPherson, 51, was born in Cartersville, Georgia. He received a Bachelors Degree in Business Administration, cum laude, from Brenau College, Gainesville, Georgia. He graduated from several American Bankers association schools on credit and lending. He received the professional designation of Certified Lender-Business Banking (CLBB) from the Institute of Certified Bankers. He graduated from the Georgia Bankers School at the University of Georgia. Mr. McPherson has been a banker since 1977, when he began his career at Bartow County Bank, Cartersville, Georgia. He worked in all phases of banking from bookkeeping to senior vice president in charge of lending. He was employed by Bartow County Bank from 1977 to 1990. In 1990, Mr. McPherson moved to First Community Bank & Trust, Cartersville, Georgia as executive vice president and chief lending officer. He remained with First Community Bank & Trust until September 1997, at which time he resigned to lead the formation of Unity National Bank. Mr. McPherson is a past director of the Alumni Board of Governors of Reinhardt College; a past director of the Georgia Chapter of Bank Administration 25 26 Institute; past president of the Young Bankers Section of Community Bankers Association; a past member of the Board of Directors of Bartow County Advocates for Children; a member of Center Baptist Church, Cartersville; and active in various local charitable and civic organizations.

     Kenneth R. Bishop, 37, was born in Jacksonville, Florida. He received a Bachelors Degree in Business Administration - Marketing from the University of Georgia. Mr. Bishop is the previous owner of Daddy Pam's Coffeehouse which he opened in March 1997. Mr. Bishop is currently employed as a vice president of
Southern Color & Chemical Co., Inc.   He has been an active member and supporter
of the Sam Jones Methodist Church for many years. In addition, he has been active in a number of local charities, both financially and in service.

     Jerry W. Braden, 56, was born in Rome, Georgia. He received a Bachelor of Science Degree and a Masters Degree in Agricultural Economics from the University of Georgia. He is owner of a real estate management and development company styled The Braden Group. The Braden Group is a trade name used to develop real estate, to sell real estate, and to own and manage apartment complexes. He has owned and operated The Braden Group since 1981. Mr. Braden has been actively involved in many civic endeavors in Bartow County, including past chairman of the Market Analysis Research Committee for the Washington-based Council for Affordable and Rural Housing; member of the Board of Directors of the Bartow County Habitat for Humanity; member of the Board of Directors Bartow County Home Builders Association; member of the Board of Trustees of the Sam Jones Historic Home and Museum; member of Board of Directors of the Cartersville-Bartow County Opera; and chairman of the Finance Committee of Trinity United Methodist Church.

     Sam R. McCleskey, 60, was born in Woodstock, Georgia. Since 1979, Mr. McCleskey has been a supervisor in the tool and die area of Lockheed Martin Corporation and also the owner of McCleskey Builders, Inc., a residential home builder.

     Stephen A. Taylor, 45, was born in Fairmount, Georgia. Mr. Taylor is the owner of Taylor Farm Supply, which has served Cartersville, Georgia for nearly 50 years. Mr. Taylor has attended Reinhardt College and Floyd College and is a supporter of both these institutions. He is a past member of the Purina Corporation Advisory Board. Mr. Taylor also coached several years in the Bartow County Recreation Department.

     B. Don Temples, 49, was born in Cartersville, Georgia. Mr. Temples received an Associate of Arts degree from Reinhardt College and a Bachelor of Business Administration degree from the University of Georgia. He is a licensed real estate broker and co-owner of Temple's Construction, a residential real estate development and construction company.

     None of the directors hold directorships in any reporting company other than the Company. There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers of the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1997 and Form 5 and amendments thereto furnished to the Company during 2000, no person who, at any time during 2000, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2000 fiscal year or previously.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows the cash compensation paid by the Company or Unity National Bank to its Chief Executive Officer and President for the years ended December 31, 1998, 1999 and 2000. No other executive officers of the Company or Unity National Bank earned total annual compensation, including salary and bonus, in excess of $100,000 in 2000.


                           SUMMARY COMPENSATION TABLE

                                                                                       SECURITIES
                                                      OTHER ANNUAL      RESTRICTED     UNDERLYING         LTIP      ALL OTHER
NAME AND POSITION       YEAR    SALARY     BONUS    COMPENSATION/(1)/  STOCK AWARDS  OPTIONS/SARS(#)     PAYOUTS   COMPENSATION
MICHAEL L. McPHERSON    2000    123,792    18,150        -----             -----           -----          -----        -----
President and CEO       1999    110,000    24,383        -----             -----          17,500/(2)/     -----        -----
                        1998     92,185    16,134        -----             -----           -----          -----        -----

________________________________________________________________________________

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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------
Name         # of              % of Total         Exercise or  Expiration Date
          Securities          Options/SARs        Base Price
          Underlying     Granted to Employees       $/Share
         Option/ SAR         in Fiscal Year
            Grants
------------------------------------------------------------------------------
 None         N/A                  N/A                N/A            N/A
------------------------------------------------------------------------------

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------
Name              Shares Acquired   Value Realized       Number of Securities          Value of Unexercised
                  on Exercise (#)         (#)          Underlying Unexercised              in-the-money
                                                       Options/SARS at FY-End         options/SARs at FY-End
                                                     (Exercisable Unexercisable)   (Exercisable/Unexercisable)
                                                          Base Price $/Share
---------------------------------------------------------------------------------------------------------------
CEO-Michael L.          -                 -                   17,500/0                   $52,500/0/(1)/
 McPherson
---------------------------------------------------------------------------------------------------------------


     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2000.

     The Company does not have any Long Term Incentive Plans in effect.

     /1/ Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock on March 6, 2001 ($13.00) and the exercise prices of the options ($10.00).

Employment Agreements

     The Company has entered into an employment agreement with Mr. McPherson for a five year term pursuant to which Mr. McPherson serves as the President and
Chief Executive Officer of the Company and Unity National Bank.   Mr. McPherson
receives an annual salary of $123,792, plus his yearly medical insurance premium. Mr. McPherson is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. Additionally, Mr. McPherson participates in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses. Following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. McPherson may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten-mile radius of the Bank's offices,
(ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

Director Compensation

     Neither the Company nor Unity National Bank paid directors' fees in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

General

     The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 2000. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and vestment power with respect to the shares beneficially owned. Percentage ownership is calculated based on its outstanding shares.

                                       Number of Shares     Percentage of Beneficial
Name                                      Owned (1)              Ownership*
----                                   ----------------     ------------------------
     Kenneth R. Bishop                     35,000(2)               3.57%
     Jerry W. Braden                       41,000(2)               4.19%
     Donald D. George                      35,000(2)               3.57%
     John S. Lewis                         35,000(2)               3.57%
     Sam R. McCleskey                      35,300(2)               3.61%
     Michael L. McPherson                  36,894(2)               3.77%
     Stephen A. Taylor                     40,400(2)               4.13%
     B. Don Temples                        38,500(2)               3.93%

     Executive officers and directors     297,094                 30.34%
     as a group (8 persons)

_________________________________

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

          10.3 Escrow Agreement between Company and First Tennessee Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-45979).
          10.4 Line of Credit Note (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-45979).
          10.5 Subscription Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-45979).
          10.6 Agency Agreement dated February 6, 1998 between the Company and Attkisson, Carter & Akers (incorporated by reference to Exhibit
               10.6 of the Registration Statement on Form SB-2, File No. 333-45979).
          10.7 Unity Holdings, Inc. Stock Warrant Agreement between Unity Holdings, Inc. and Michael L. McPherson dated April 15, 1999, that is a sample of the Warrant Agreements issued to all directors (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 2000).
          21. Subsidiaries of the Company (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999, and incorporated herein by reference).
          23.1 Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).
          23.2 Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1)
          24.1 Power of Attorney (part of signature page).

(b)  Reports on Form 8-K
     --------------------

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITY HOLDINGS, INC.


Date: March 22, 2001                By:  /s/ Michael L. McPherson
---------------------                    -------------------------------------
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 22, 2001.

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

None