Form 10QSB
period 2001-03-31
UNITY HOLDINGS INC
filed 2001-05-11
CIK 1054929

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period ended      March 31, 2001
                                       -----------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                      Commission File Number:  333-45979


                             Unity Holdings, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Georgia                                    58-2350609
       -------------------------------               -------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)


       950 Joe Frank Harris Parkway, S.E., Cartersville, Georgia  30121
       ----------------------------------------------------------------
                   (Address of principal executive offices)


                                (770) 606-0555
                          ---------------------------
                          (Issuer's telephone number)


                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No
                                                                -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format       Yes        No   X
                                                        -----     -----

                      UNITY HOLDINGS, INC. AND SUBSIDIARY


                                     INDEX
                                     -----


                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION
         Item 1 - Financial Statements
         Consolidated Balance Sheet - March 31, 2001...................                              3

         Consolidated Statements of Income and Comprehensive
           Income - Three Months Ended March 31, 2001 and 2000.........                              4

         Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 2001 and 2000........................                              5

         Notes to Consolidated Financial Statements....................                              6

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................                              7


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders..                             14

         Item 6 - Exhibits and Reports on Form 8-K.....................                             14

         Signatures....................................................                             15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      UNITY HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (Unaudited)


                                 Assets
                                 ------
Cash and due from banks                                                        $ 2,748,923
Interest-bearing deposits in banks                                                  55,483
Securities available-for-sale, at fair value                                     7,155,790
Federal funds sold                                                               6,377,000

Loans                                                                           64,995,578
Less allowance for loan losses                                                     976,907
                                                                               -----------
          Loans, net                                                            64,018,671
                                                                               -----------
Premises and equipment                                                           5,105,752
Other assets                                                                     1,548,751
                                                                               -----------
                                                                               $87,010,370
                                                                               ===========
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
    Noninterest-bearing                                                        $ 6,086,830
    Interest-bearing                                                            72,188,088
                                                                               -----------
          Total deposits                                                        78,274,918
Other liabilities                                                                  856,049
                                                                               -----------
          Total liabilities                                                     79,130,967
                                                                               -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                      -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                        8,392
    Capital surplus                                                              8,076,469
    Accumulated deficit                                                           (237,843)
    Accumulated other comprehensive income                                          32,385
                                                                               -----------
          Total stockholders' equity                                             7,879,403
                                                                               -----------
                                                                               $87,010,370
                                                                               ===========

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)


                                                                     2001          2000
                                                                  -----------   ----------
Interest income
    Loans                                                          $1,646,707   $  976,073
    Taxable securities                                                196,290      125,795
    Nontaxable securities                                               1,551            -
    Federal funds sold                                                 53,878       57,844
    Deposits in banks                                                   1,727        1,424
                                                                   -----------  ----------
          Total interest income                                     1,900,153    1,161,136
                                                                   ----------   ----------
Interest expense on deposits                                          995,089      528,962
                                                                   ----------   ----------
          Net interest income                                         905,064      632,174
Provision for loan losses                                             154,000       64,054
                                                                   ----------   ----------
          Net interest income after provision for loan losses         751,064      568,120
                                                                   ----------   ----------
Other income
    Service charges on deposit accounts                                56,672       46,367
    Other operating income                                             52,632       43,636
                                                                   ----------   ----------
                                                                      109,304       90,003
                                                                   ----------   ----------
Other expenses
    Salaries and employee benefits                                    414,891      337,683
    Equipment and occupancy expenses                                  119,020       87,894
    Other operating expenses                                          221,366      197,703
                                                                   ----------   ----------
                                                                      755,277      623,280
                                                                   ----------   ----------
          Net income                                               $  105,091   $   34,843

Other comprehensive loss:
    Unrealized losses on securities available-for-sale arising
      during period                                                   (38,882)     (22,348)
                                                                   ----------   ----------
          Comprehensive income                                     $   66,209   $   12,495
                                                                   ==========   ==========
Basic earnings per share                                           $     0.13   $     0.04
                                                                   ==========   ==========
Diluted earnings per share                                         $     0.12   $     0.04
                                                                   ==========   ==========
Cash dividends per share                                           $        -   $        -
                                                                   ==========   ==========

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                                         2001          2000
                                                                     -----------   -----------
OPERATING ACTIVITIES
    Net income                                                       $   105,091   $    34,843
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                      67,592        33,492
        Provision for loan losses                                        154,000        64,054
        Increase in interest receivable                                   (2,117)      (90,489)
        Increase in interest payable                                      79,723       202,117
        Other operating activities                                        13,393        15,075
                                                                     -----------   -----------
              Net cash provided by operating activities                  417,682       259,092
                                                                     -----------   -----------
INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks         58,941        (3,061)
    Purchases of securities available-for-sale                        (4,255,382)   (1,000,000)
    Proceeds from maturities of securities available-for-sale          5,473,175           630
    Net increase in federal funds sold                                (1,687,000)      (40,000)
    Net increase in loans                                             (7,489,738)   (4,258,308)
    Premiums paid on life insurance policies                            (125,800)     (125,800)
    Purchase of premises and equipment                                  (126,807)   (1,200,316)
                                                                     -----------   -----------
          Net cash used in investing activities                       (8,152,611)   (6,626,855)
                                                                     -----------   -----------
FINANCING ACTIVITIES
    Net increase in deposits                                           8,380,089     5,346,767
                                                                     -----------   -----------
          Net cash provided by financing activities                    8,380,089     5,346,767
                                                                     -----------   -----------
Net increase (decrease) in cash and due from banks                       645,160    (1,020,996)

Cash and due from banks at beginning of period                         2,103,763     3,125,724
                                                                     -----------   -----------
Cash and due from banks at end of period                             $ 2,748,923   $ 2,104,728
                                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
        Interest                                                     $   915,366   $   326,845

        Income taxes                                                 $    20,994   $     2,994

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

        The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material impact on the Company's earnings or financial position.

        There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Unity Holding Company, Inc. and its bank subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

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

        These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

        Liquidity and Capital Resources

        As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

        At March 31, 2001, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                             Actual
                                     ------------------------
                                                                   Minimum
                                                                  Regulatory
                                     Consolidated      Bank      Requirement
                                     -------------   --------    -----------
       Leverage capital ratios           9.74%        9.80%        4.00%
       Risk-based capital ratios:
          Tier I capital                12.05        12.12         4.00
          Total capital                 13.29        13.36         8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                     March 31, December 31,
                                       2001       2000
                                     --------- ------------
                                     (Dollars in Thousands)
                                     ----------------------
Cash and due from banks               $ 2,749   $ 2,104
Interest-bearing deposits in banks         55       114
Securities                              7,156     8,412
Federal funds sold                      6,377     4,690
Loans, net                             64,018    56,683
Premises and equipment                  5,106     5,047
Other assets                            1,549     1,327
                                      -------   -------
                                      $87,010   $78,377
                                      =======   =======

Deposits                              $78,275   $69,895
Other liabilities                         856       669
Stockholders' equity                    7,879     7,813
                                      -------   -------
                                      $87,010   $78,377
                                      =======   =======

Our total assets grew at a rate of 11% for the first quarter of 2001. Deposit growth of $8,380,000 and a net decrease in securities of $1,256,000 was invested primarily in the interest-earning asset categories of loans and federal fund sold. Loan demand continues to be strong in our primary market area of Bartow County, Georgia. Our loan to deposit ratio has remained steady since December 31, 2000, holding in the 82-83% range. Stockholders' equity has increased by $66,000 due to net income of $105,000 and decreased unrealized gains on securities available-for-sale of $39,000.

Results of Operations For The Three Months Ended March 31, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                             Three Months Ended
                                 March 31,
                           ----------------------
                              2001         2000
                           ---------    ---------
                           (Dollars in Thousands)
                           ----------------------
Interest income              $1,900      $1,161

Interest expense                995         529
                             ------      ------

Net interest income             905         632

Provision for loan losses       154          64

Other income                    109          90

Other expense                   755         623
                             ------      ------

Net income                   $  105      $   35
                             ======      ======

Our net interest income has increased by $273,000 for the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 4.95% for the first quarter of 2001 as compared to 5.37% for the first quarter of 2000 and 5.13% for the entire year of 2000. The increase in net interest income is due primarily to an increase in average loans outstanding. The decrease in net interest margin is due primarily to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $90,000 for the first quarter of 2001 as compared to the same period in 2000. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.50% at March 31, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                           March 31,
                                                                     ----------------------
                                                                        2001         2000
                                                                     ---------    ---------
                                                                     (Dollars in Thousands)
                                                                     ----------------------
Nonaccrual loans                                                         $26         $25
Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                               0           0
Restructured loans                                                         0           0
Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms            0           0
Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                            1           1
Interest income that was recorded on nonaccrual and restructured loans     0           0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                        2001        2000
                                                                     ---------    ---------
                                                                     (Dollars in Thousands)
                                                                     ----------------------
Average amount of loans outstanding                                  $61,591      $36,068
                                                                     =======      =======

Balance of allowance for loan losses at beginning of period          $   866      $   520
                                                                     -------      -------
Loans charged off
   Commercial and financial                                                -            -
   Real estate mortgage                                                    9            -
   Installment                                                            34            -
                                                                     -------      -------
                                                                          43            -
                                                                     -------      -------
Loans recovered
   Commercial and financial                                                -            -
   Real estate mortgage                                                    -            -
   Installment                                                             -            -
                                                                     -------      -------
                                                                           -            -
                                                                     -------      -------

Net charge-offs                                                           43            -
                                                                     -------      -------
Additions to allowance charged to operating expense during period        154           64
                                                                     -------      -------
Balance of allowance for loan losses at end of period                $   977      $   584
                                                                     =======      =======
Ratio of net loans charged off during the period to
   average loans outstanding                                             .07%           -%
                                                                     =======      =======

Other income increased by $19,000 for the first quarter of 2001 as compared to the same period in 2000. Increased service charges of $10,000 and increased mortgage loan origination fees of $7,000 accounted for the majority of the change in other income.

Other operating expenses increased by $132,000 for the first quarter of 2001 as compared to the same period in 2000. Salaries and employee benefits have increased by $77,000 due to an increase in the number of full time equivalent employees to 32 at March 31, 2001 from 29 at March 31, 2000 and to other annual salary increases. Equipment and occupancy expenses have increased by $31,000 due to increased depreciation costs associated with our expanded physical facilities. Other operating expenses have increased by $24,000 due primarily to the overall growth of the Company.

We have recorded no provision for income taxes due to cumulative net operating losses incurred to date.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None


          (b)  Reports on Form 8-K

               None

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNITY HOLDINGS, INC.
                                     (Registrant)



DATE:  May 11, 2001            BY:  /s/ Michael L. McPherson
       ------------                 ------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 11, 2001            BY:  /s/ James D. Timmons
       ------------                 ------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)