Form 10QSB
period 2001-06-30
UNITY HOLDINGS INC
filed 2001-08-13
CIK 1054929

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 2001
                                       ----------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                       Commission File Number:  333-45979

                             Unity Holdings, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                            58-2350609
-------------------------------                         ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

       950 Joe Frank Harris Parkway, S.E., Cartersville, Georgia  30121
      ------------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 606-0555
                    ---------------------------------------
                           (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format       Yes       No  X
                                                        ---      ---

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

            Consolidated Balance Sheet - June 30, 2001....................     3

            Consolidated Statements of Income and Comprehensive Income -
              Three Months Ended June 30, 2001 and 2000 and Six
              Months Ended June 30, 2001 and 2000.........................     4

            Consolidated Statement of Cash Flows - Six
             Months Ended June 30, 2001 and 2000..........................     5

            Notes to Consolidated Financial Statements....................     6

         Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................     7


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders..... 14-15

         Item 6 - Exhibits and Reports on Form 8-K........................    15

         Signatures.......................................................    16

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNITY HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                                  (Unaudited)

                 Assets
                 ------
Cash and due from banks                                                   $  2,017,619
Interest-bearing deposits in banks                                              57,747
Securities available-for-sale, at fair value                                 9,315,460
Federal funds sold                                                          12,622,000

Loans                                                                       73,461,194
Less allowance for loan losses                                               1,101,018
                                                                          ------------
          Loans, net                                                        72,360,176
                                                                          ------------

Premises and equipment                                                       5,460,689
Other assets                                                                 1,736,472
                                                                          ------------
                                                                          $103,570,163
                                                                          ============

   Liabilities and Stockholders' Equity
   -------------------------------------

Deposits
    Noninterest-bearing                                                   $  7,142,516
    Interest-bearing                                                        87,274,391
                                                                          ------------
          Total deposits                                                    94,416,907
Other liabilities                                                            1,173,179
                                                                          ------------
          Total liabilities                                                 95,590,086
                                                                          ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                  -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                    8,392
    Capital surplus                                                          8,076,469
    Accumulated deficit                                                       (136,707)
    Accumulated other comprehensive income                                      31,923
                                                                          ------------
          Total stockholders' equity                                         7,980,077
                                                                          ------------
                                                                          $103,570,163
                                                                          ============

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30,                         June 30,
                                                           -----------------------------     -----------------------------
                                                               2001             2000             2001             2000
                                                           ------------     ------------     ------------     ------------
Interest income
    Loans                                                  $  1,768,309     $  1,163,826     $  3,415,016     $  2,139,899
    Taxable securities                                          116,937          126,041          313,227          251,836
    Nontaxable securities                                         1,487                -            3,038                -
    Federal funds sold                                           80,345           60,793          134,223          118,637
    Deposits in banks                                               735            1,626            2,462            3,050
                                                         -----------------------------------------------------------------
              Total interest income                           1,967,813        1,352,286        3,867,966        2,513,422
                                                         -----------------------------------------------------------------


Interest expense on deposits                                  1,111,801          620,994        2,106,890        1,149,956
                                                         -----------------------------------------------------------------


              Net interest income                               856,012          731,292        1,761,076        1,363,466
Provision for loan losses                                       117,500          104,500          271,500          168,554
                                                         -----------------------------------------------------------------

              Net interest income  after
                provision for loan losses                       738,512          626,792        1,489,576        1,194,912
                                                         -----------------------------------------------------------------

Other income
    Service charges on deposit accounts                          62,870           50,771          119,542           97,138
    Gain on sale of securities available-for-sale                   668                -              668                -
    Other operating income                                       97,368           52,698          150,000           96,334
                                                         -----------------------------------------------------------------
                                                                160,906          103,469          270,210          193,472
                                                         -----------------------------------------------------------------

Other expenses
    Salaries and employee benefits                              411,578          316,482          826,469          654,165
    Equipment and occupancy expenses                            121,194           99,232          240,214          187,126
    Other operating expenses                                    265,510          207,957          486,876          405,660
                                                         -----------------------------------------------------------------
                                                                798,282          623,671        1,553,559        1,246,951
                                                         -----------------------------------------------------------------


              Net income                                   $    101,136     $    106,590     $    206,227     $    141,433

Other comprehensive loss:
    Unrealized losses on securities available-for-sale
      arising during period                                        (462)            (304)         (39,344)         (22,652)
                                                         -----------------------------------------------------------------

              Comprehensive income                         $    100,674     $    106,286     $    166,883     $    118,781
                                                         =================================================================

Basic earnings per share                                   $       0.12     $       0.13     $       0.25     $       0.17
                                                         =================================================================

Diluted earnings per share                                 $       0.11     $       0.13     $       0.23     $       0.17
                                                         =================================================================

Cash dividends per share                                   $          -     $          -     $          -     $          -
                                                         =================================================================


See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                                               2001                 2000
                                                                          --------------        --------------
OPERATING ACTIVITIES
    Net income                                                            $     206,227         $    141,433
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                            136,286               91,120
        Provision for loan losses                                               271,500              168,554
        Gain on sale of securities available-for-sale                              (668)                   -
        Increase in interest receivable                                         (49,100)            (133,982)
        Increase in interest payable                                            352,625              297,652
        Other operating activities                                              (99,562)              94,264
                                                                        ------------------------------------

              Net cash provided by operating activities                         817,308              659,041
                                                                        ------------------------------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks                56,677               (5,675)
    Purchases of securities available-for-sale                               (7,232,723)          (1,000,000)
    Proceeds from sale of securities available-for-sale                         210,630                    -
    Proceeds from maturities of securities available-for-sale                 6,096,867                8,380
    Net (increase) decrease  in federal funds sold                           (7,932,000)           2,630,000
    Net increase in loans                                                   (15,948,743)          11,164,347)
    Purchase of premises and equipment                                         (550,438)          (1,957,467)
    Premiums paid on life insurance policies                                   (125,800)            (125,800)
                                                                        ------------------------------------

          Net cash used in investing activities                             (25,425,530)         (11,614,909)
                                                                        ------------------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                 24,522,078           10,550,331
                                                                        ------------------------------------

          Net cash provided by financing activities                          24,522,078           10,550,331
                                                                        ------------------------------------

Net decrease in cash and due from banks                                         (86,144)            (405,537)

Cash and due from banks at beginning of period                                2,103,763            3,125,724
                                                                        ------------------------------------

Cash and due from banks at end of period                                  $   2,017,619         $  2,720,187
                                                                        ====================================


CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                          $   1,754,265         $    852,304

        Income taxes                                                      $     132,994         $      2,994


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

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," or "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 25%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

At June 30, 2001, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:


                                      Actual
                              ---------------------    Minimum
                                                      Regulatory
                               Consolidated   Bank   Requirement
                              -------------  ------  -----------

    Leverage capital ratios        8.51%      8.50%      4.00 %
    Risk-based capital ratios:
      Tier I capital              10.64      10.62       4.00
      Total capital               11.89      11.87       8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                       June 30,     December 31,
                                         2001           2000
                                    ----------------------------
                                        (Dollars in Thousands)
                                    ----------------------------

Cash and due from banks               $    2,018     $   2,104
Interest-bearing deposits in banks            58           114
Securities                                 9,315         8,412
Federal funds sold                        12,622         4,690
Loans, net                                72,360        56,683
Premises and equipment                     5,461         5,047
Other assets                               1,736         1,327
                                    --------------------------
                                      $  103,570     $  78,377
                                    ==========================

Deposits                              $   94,417     $  69,895
Other liabilities                          1,173           669
Stockholders' equity                       7,980         7,813
                                    --------------------------
                                      $  103,570     $  78,377
                                    ==========================

Our total assets grew by 32% for the first six months of 2001. Deposit growth of $24,522,000 was invested in securities, federal funds sold, and loans, with over one-half of the growth being invested in loans. Loan demand continues to be strong in our primary market area of Bartow County, Georgia. Our loan to deposit ratio has decreased to 78% at June 30, 2001 from 82% at December 31, 2000. Stockholders' equity has increased by $167,000 due to net income of $206,000 offset by decreased unrealized gains on securities available-for-sale, net of tax, of $39,000.

In June of 2001, we purchased land in the amount of $400,000 in Rome, Georgia for future branch expansion. We will operate from temporary facilities from this site until permanent facilities can be constructed. We expect to open the temporary facilities in the third quarter.

Results of Operations For The Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                              Three Months Ended
                                   June 30,

                                 2001      2000
                           ----------------------
                           (Dollars in Thousands)
                           ----------------------

Interest income              $  1,968    $  1,352
Interest expense                1,112         621
                           ----------------------
Net interest income               856         731
Provision for loan losses         118         104
Other income                      161         103
Other expense                     798         623
                           ----------------------
Net income                   $    101    $    107
                           ======================

                               Six Months Ended
                                   June 30,

                                2001      2000
                           ----------------------
                           (Dollars in Thousands)
                           ----------------------

Interest income              $  3,868    $  2,513
Interest expense                2,107       1,150
                           ----------------------
Net interest income             1,761       1,363
Provision for loan losses         272         168
Other income                      270         193
Other expense                   1,553       1,247
                           ----------------------
Net income                   $    206    $    141
                           ======================


Our net interest income increased by $125,000 and $398,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.45% during the first six months of 2001 as compared to 5.45% for the first six months of 2000 and 5.13% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due primarily to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $14,000 and $104,000 for the second quarter and first six months of 2001, respectively as compared to the same periods in 2000. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.50% at June 30, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                               June 30,
                                                                       ----------------------
                                                                            2001      2000
                                                                       ----------------------
                                                                       (Dollars in Thousands)
                                                                       ----------------------
Nonaccrual loans                                                         $     271   $     10
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                     113         28
Restructured loans                                                               0          0
Loans, now current but about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                    0          0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                    3          1
Interest income that was recorded on nonaccrual and restructured
  loans                                                                          0          0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                  Six Months Ended
                                                                      June 30,
                                                             -----------------------
                                                                  2001        2000
                                                             -----------------------
                                                              (Dollars in Thousands)
                                                             -----------------------
Average amount of loans outstanding                            $  65,431   $  38,765
                                                             =======================

Balance of allowance for loan losses at beginning of period    $     866   $     520
                                                             -----------------------
Loans charged off
  Commercial and financial                                     $       0   $       0
  Real estate mortgage                                                 9           0
  Installment                                                         28           1
                                                             -----------------------
                                                                      37           1
                                                             -----------------------
Loans recovered
  Commercial and financial                                             0           0
  Real estate mortgage                                                 0           0
  Installment                                                          0           0
                                                             -----------------------
                                                                       0           0
                                                             -----------------------

Net charge-offs                                                       37           1
                                                             -----------------------

Additions to allowance charged to
   operating expense during period                                   272         168
                                                             -----------------------

Balance of allowance for loan losses at end of period          $   1,101   $     687
                                                             =======================

Ratio of net loans charged off during the period to
   average loans outstanding                                         .06 %         - %
                                                             =======================

Other income increased by $58,000 and $77,000 for the second quarter and first six months, respectively, of 2001 as compared to the same periods in 2000, due primarily to increased service charges on deposit accounts associated with the overall deposit growth and increased mortgage loan origination fees.

Other expenses increased by $175,000 and $306,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 38 at June 30, 2001 from 30 at June 30, 2000. Equipment and occupancy expenses have increased due to increased depreciation costs associated with our expanded physical facilities. Other operating expenses have increased due primarily to our overall growth.

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

                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the stockholders of the Company was held on May 23, 2001.

          (b) The following Class III directors were elected at the meeting to serve terms for three years:

              Jerry W. Braden
              Kenneth R. Bishop

              Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

                                       # of
                  Jerry W. Braden     Shares
                                     --------

                  For                 504,570
                  Against                   -
                  Abstained                 -
                  Not voted               300
                                     --------


                  Total               504,870
                                      =======

                                       # of
                  Kenneth R. Bishop   Shares
                                     --------

                  For                 502,770
                  Against                   -
                  Abstained                 -
                  Not voted             2,100
                                     --------


                  Total               504,870
                                     ========

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

The terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting. The terms of the Class II directors expire at the 2003 Annual Shareholders Meeting. Our directors and their classes are:

             Class I                   Class II              Class III

           Donald D. George        Sam R. McCleskey      Kenneth R. Bishop
           John S. Lewis           Stephen A. Taylor     Jerry W. Braden
           Michael L. McPherson    B. Don Temples


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.


          (b)  Reports on Form 8-K

               None

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITY HOLDINGS, INC.
                                   (Registrant)



DATE:  August 10, 2001          BY: /s/ Michael L. McPherson
       ---------------              --------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  August 10, 2001          BY: /s/ James D. Timmons
       ---------------              --------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)