Form 10QSB
period 2001-09-30
UNITY HOLDINGS INC
filed 2001-11-13
CIK 1054929

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      September 30, 2001
                                      ---------------------------

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

                                (770) 606-0555
                   ----------------------------------------
                          (Issuer's telephone number

                                      N/A
                                     -----
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                                ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format       Yes        No   X
                                                        ---        ---

                      UNITY HOLDINGS, INC. AND SUBSIDIARY




                                     INDEX
                                     -----

                                                                               Page No.
                                                                               --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Consolidated Balance Sheet - September 30, 2001...............         3

            Consolidated Statement of Income and Comprehensive Income  -
             Three Months Ended September 30, 2001 and 2000 and Nine
             Months Ended September 30, 2001 and 2000.....................         4

            Consolidated Statement of Cash Flows - Nine
             Months Ended September 30, 2001 and 2000.....................         5

            Notes to Consolidated Financial Statements....................         6

          Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................      7-13


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders....        14

          Item 6 - Exhibits and Reports on Form 8-K.......................        14

          Signatures......................................................        15


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      UNITY HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                             Assets
                             ------
Cash and due from banks                                                       $  2,762,543
Interest-bearing deposits in banks                                                  60,319
Securities available-for-sale, at fair value                                     7,819,071
Federal funds sold                                                               6,498,000

Loans                                                                           84,979,767
Less allowance for loan losses                                                   1,219,731
                                                                              ------------
          Loans, net                                                            83,760,036
                                                                              ------------
Premises and equipment                                                           5,330,041
Other assets                                                                     1,842,171
                                                                              ------------
          Total assets                                                        $108,072,181
                                                                              ============
               Liabilities and Stockholders' Equity
               ------------------------------------

Deposits
    Noninterest-bearing                                                       $  7,685,977
    Interest-bearing                                                            91,191,322
                                                                              ------------
          Total deposits                                                        98,877,299
Other liabilities                                                                1,101,444
                                                                              ------------
          Total liabilities                                                     99,978,743
                                                                              ------------
Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                      -
    Common stock, par value $.01; 10,000,000 shares authorized;
        839,211 shares issued and outstanding                                        8,392
    Capital surplus                                                              8,076,469
    Accumulated deficit                                                            (46,055)
    Accumulated other comprehensive income                                          54,632
                                                                              ------------
          Total stockholders' equity                                             8,093,438
                                                                              ------------

          Total liabilities and stockholders' equity                          $108,072,181
                                                                              ============

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                               -----------------------------   -----------------------
                                                                  2001               2000         2001         2000
                                                               ----------         ----------   ----------   ----------
Interest income
    Loans                                                      $1,922,573         $1,431,997   $5,337,589   $3,571,896
    Taxable securities                                            112,405            153,735      425,632      405,571
    Nontaxable securities                                           2,704                  -        5,741            -
    Federal funds sold                                             61,420            107,910      195,643      226,547
    Deposits in banks                                               3,258              1,904        5,720        4,954
                                                               ----------         ----------   ----------   ----------
              Total interest income                             2,102,360          1,695,546    5,970,325    4,208,968
                                                               ----------         ----------   ----------   ----------
Interest expense on deposits                                    1,121,038            876,276    3,227,928    2,026,232
                                                               ----------         ----------   ----------   ----------
              Net interest income                                 981,322            819,270    2,742,397    2,182,736
Provision for loan losses                                         133,215            105,300      404,715      273,854
                                                               ----------         ----------   ----------   ----------
              Net interest income  after
                provision for loan losses                         848,107            713,970    2,337,682    1,908,882
                                                               ----------         ----------   ----------   ----------
Other income
    Service charges on deposit accounts                            75,919             60,133      195,460      157,271
    Gains on sales of securities available-for-sale                     -                  -          667            -
    Other operating income                                        101,954             55,161      251,955      151,495
                                                               ----------         ----------   ----------   ----------
                                                                  177,873            115,294      448,082      308,766
                                                               ----------         ----------   ----------   ----------
Other expenses
    Salaries and employee benefits                                486,650            365,050    1,313,119    1,019,215
    Equipment and occupancy expenses                              120,161            110,185      360,375      297,311
    Other operating expenses                                      275,728            207,598      762,604      613,259
                                                               ----------         ----------   ----------   ----------
                                                                  882,539            682,833    2,436,098    1,929,785
                                                               ----------         ----------   ----------   ----------
              Income  before income taxes                         143,441            146,431      349,666      287,863

Income tax expense                                                 52,787                  -       52,787            -
                                                               ----------         ----------   ----------   ----------
              Net income                                           90,654            146,431      296,879      287,863

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period                     22,709            (16,062)     (16,635)     (38,714)
                                                               ----------         ----------   ----------   ----------
              Comprehensive income                             $  113,363         $  130,369   $  280,244   $  249,149
                                                               ==========         ==========   ==========   ==========

Basic earnings per share                                       $     0.11         $     0.17   $     0.35   $     0.34
                                                               ==========         ==========   ==========   ==========
Diluted earnings per share                                     $     0.10         $     0.17   $     0.34   $     0.34
                                                               ==========         ==========   ==========   ==========
Cash dividends per share                                       $        -         $        -   $        -   $        -
                                                               ==========         ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                      2001          2000
                                                                  ------------   ------------
OPERATING ACTIVITIES
 Net income                                                       $    296,879   $    287,863
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                         204,137        159,014
  Provision for loan losses                                            404,715        273,854
  Gain on sale of securities available-for-sale                           (668)             -
  Increase in interest receivable                                      (52,647)      (212,291)
  Increase in interest payable                                         159,212        390,253
  Other operating activities                                          (110,222)        92,319
                                                                  ------------    -----------
   Net cash provided by operating activities                           901,406        991,012
                                                                  ------------    -----------

INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing deposits in banks          54,105         (9,102)
 Purchases of securities available-for-sale                         (9,836,622)    (2,932,030)
 Proceeds from maturities of securities available-for-sale          10,250,050          9,173
 Proceeds from sales of securities available-for-sale                  210,630              -
 Net increase in federal funds sold                                 (1,808,000)      (310,000)
 Net increase in loans                                             (27,481,818)   (17,795,786)
 Purchase of premises and equipment                                   (487,641)    (2,005,591)
 Purchase of life insurance policies                                  (125,800)      (125,800)
                                                                  ------------    -----------
  Net cash used in investing activities                            (29,225,096)   (23,169,136)
                                                                  ------------    -----------

FINANCING ACTIVITIES
 Net increase in deposits                                           28,982,470     21,383,992
                                                                  ------------    -----------
  Net cash provided by financing activities                         28,982,470     21,383,992
                                                                  ------------    -----------
Net increase (decrease) in cash and due from banks                     658,780       (794,132)

Cash and due from banks at beginning of period                       2,103,763      3,125,724
                                                                  ------------    -----------
Cash and due from banks at end of period                          $  2,762,543   $  2,331,592
                                                                  =============  ============
CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                                        $  3,068,716   $  1,635,979

  Income taxes                                                    $    188,994   $      2,994

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

          The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Unity Holdings, Inc. and its subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

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

Liquidity and Capital Resources

Liquidity management involves the matching of cash flow requirements of deposit withdrawals, customers' credit needs, and our operational needs with our ability to raise funds for these cash flow requirements. We meet liquidity requirements primarily through deposit growth, management of short-term investments and maturities and repayments of loans and securities. We have access to sources of funds other than deposits, such as federal funds line of credit with correspondent banks and other borrowing arrangements with the Federal Home Loan Bank. We also have the ability to meet liquidity requirements by selling securities available-for-sale and selling participations in loans that we generate. Liquidity is monitored on a periodic basis to insure we have the ability and sources available to meet our funding requirements. As of September 30, 2001, we consider our liquidity to be adequate to meet our funding requirements.

As of September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:



                                                                      Actual                     Regulatory
                                                          ----------------------------            Minimum
                                                          Consolidated           Bank            Requirement
                                                          ------------          ------           -----------
                            Leverage capital ratios            7.96%              7.90%             4.00%
                            Risk-based capital ratios:
                              Tier I capital                   9.78               9.70              4.00
                              Total capital                   11.04              10.96              8.00

These ratios may decline as asset growth continues, but are expected to exceed minimum regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                  September 30,  December 31,
                                                      2001           2000
                                                  -------------  ------------
                                                    (Dollars in Thousands)
                                                  ---------------------------

Cash and due from banks                           $  2,763            $ 2,104
Interest-bearing deposits in banks                      60                114
Securities                                           7,819              8,412
Federal funds sold                                   6,498              4,690
Loans, net                                          83,760             56,683
Premises and equipment                               5,330              5,047
Other assets                                         1,842              1,327
                                                  --------            -------
                                                  $108,072            $78,377
                                                  ========            =======

Deposits                                          $ 98,877            $69,895
Other liabilities                                    1,102                669
Stockholders' equity                                 8,093              7,813
                                                  --------            -------
                                                  $108,072            $78,377
                                                  ========            =======


Our total assets grew by 38% for the first nine months of 2001. Deposit growth of $28,982,000 was invested primarily in loans. Loan demand continues to be strong in our primary market area of Bartow County, Georgia. Our loan to deposit ratio has increased to 86% at September 30, 2001 from 82% at December 31, 2000. Stockholders' equity has increased by $280,000 due to net income of $297,000 offset by decreased unrealized gains on securities available-for-sale, net of tax, of $17,000.

We opened our third full service branch in Rome, Georgia in the third quarter of 2001. The land for this branch was purchased in June of 2001 at a cost of $402,000. We are currently operating in temporary facilities from this site.

Results of Operations for the Three Months Ended September 30, 2001 and 2000 and for the Nine Months Ended September 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                     Three Months Ended
                                        September 30,
                                     2001            2000
                                    ------          ------
                                    (Dollars in Thousands)
                                    ----------------------

Interest income                     $2,102          $1,695
Interest expense                     1,121             876
                                    ------          ------
Net interest income                    981             819
Provision for loan losses              133             105
Other income                           178             115
Other expense                          883             683
                                    ------          ------
Pretax income                          143             146
Income tax expense                      53               -
                                    ------          ------
Net income                          $   90          $  146
                                    ======          ======


                                       Nine Months Ended
                                         September 30,
                                     2001            2000
                                    ------          ------
                                    (Dollars in Thousands)
                                    ----------------------

Interest income                     $5,970          $4,209
Interest expense                     3,228           2,026
                                    ------          ------
Net interest income                  2,742           2,183
Provision for loan losses              405             274
Other income                           448             309
Other expense                        2,435           1,930
                                    ------          ------
Pretax income                          350             288
Income tax expense                      53               -
                                    ------          ------
Net income                          $  297          $  288
                                    ======          ======


Our net interest income has increased by $162,000 and $559,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.35% during the first nine months of 2001 as compared to 5.29% for the first nine months of 2000 and 5.13% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to continued pressures on the rates we can earn on our interest-earning assets, as the prime rate has been lowered ten times in 2001 to 5.00%. The reduction in the prime rate immediately lowers the rates we earn on our variable rate loans and overnight federal funds balances as well as puts pressure on the rates we earn on fixed rate loans. We have been able to offset some of the decrease in the net interest margin through the repricing of interest-bearing deposits as they mature. As other deposits mature and are repriced, we expect to see our net interest margin increase. However, the prime rate may continue to drop which would continue to have a negative impact on our net interest margin.

The provision for loan losses increased by $28,000 and $131,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 The amounts provided are due primarily to loan growth and to our assessment of inherent risk in the loan portfolio. Our allowance for loan losses as a percentage of total loans amounted to 1.44% at September 30, 2001 as compared to 1.50% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                        September 30,
                                                                                  -----------------------
                                                                                  2001               2000
                                                                                  ----               ----
                                                                                   (Dollars in Thousands)
                                                                                  ------------------------

Nonaccrual loans                                                                  $ 13                $ 10
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                          146                 167
Restructured loans                                                                   0                   0
Loans, now current but about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                         0                   0
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                         6                   1
Interest income that was recorded on nonaccrual and restructured loans               0                   0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                           Nine Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                      2001                     2000
                                                                    -------                   ------
                                                                          (Dollars in Thousands)
                                                                    --------------------------------

Average amount of loans outstanding                                 $69,950                   $42,425
                                                                    =======                   =======


Balance of allowance for loan losses at beginning of period         $   866                   $   520
                                                                    -------                   -------


Loans charged off
 Commercial and financial                                           $     0                   $     0
 Real estate mortgage                                                     9                         0
 Installment                                                             43                         7
                                                                    -------                   -------
                                                                         52                         7
                                                                    -------                   -------


Loans recovered
 Commercial and financial                                                 0                         0
 Real estate mortgage                                                     0                         0
 Installment                                                              1                         0
                                                                    -------                   -------
                                                                          1                         0
                                                                    -------                   -------

Net charge-offs                                                          51                         7
                                                                    -------                   -------

Additions to allowance charged to
   operating expense during period                                      405                       274
                                                                    -------                   -------

Balance of allowance for loan losses at end of period               $ 1,220                   $   787
                                                                    =======                   =======

Ratio of net loans charged off during the period to
 average loans outstanding                                              .07%                      .02%
                                                                    =======                   =======

Other income increased by $63,000 and $139,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000, due primarily to increased service charges on deposit accounts associated with the overall deposit growth and increased mortgage loan origination fees.

Other expenses increased by $200,000 and $505,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 44 at September 30, 2001 from 33 at September 30, 2000. The increase is due primarily to the staffing of the new Rome branch. Equipment and occupancy expenses have increased due to increased depreciation and other occupancy expenses associated with our expanded physical facilities. Other operating expenses have increased due primarily to our overall growth.

We have recorded a provision for income taxes in the amount of $53,000 due to the anticipated complete recovery of the accumulated deficit by the end of the year.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Bartow County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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


                               UNITY HOLDINGS, INC.
                                  (Registrant)



DATE:  November 13, 2001       BY:  /s/ Michael L. McPherson
       -----------------            ------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  November 13, 2001       BY:  /s/ James D. Timmons
       -----------------            -------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)