Form 10KSB40
period 2001-12-31
UNITY HOLDINGS INC
filed 2002-03-29
CIK 1054929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                          Commission File No. 000-25851

                              UNITY HOLDINGS, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

           Georgia                                             58-2350609
         -----------                                      -------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

  950 Joe Frank Harris Pkwy, S.E.
         Cartersville, Georgia                               30121
----------------------------------------                  -----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (770) 606-0555
                 -----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's net income for its most recent fiscal year was $576,996. As of December 31, 2001, 839,211 shares of Common Stock were issued and outstanding.

      The aggregate market value of the Common Stock held by non-affiliates of the Company on December 31, 2001 was $11,505,158. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $17.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one): Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

      This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                              UNITY HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

 Item                                                                     Page
Number                                                                   Number
------                                                                   ------

                                     PART I

1.   Description of Business...............................................  5
2.   Description of Property............................................... 17
3.   Legal Proceedings..................................................... 18
4.   Submission of Matters to a Vote of Security Holders................... 18

                                     PART II

5.   Market for Registrant's Common Stock and Related Security
     Holder Matters........................................................ 18
6.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................. 19
7.   Consolidated Financial Report......................................... 38
8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................. 60

                                    PART III

9.   Directors and Principal Officers of the Registrant.................... 60
10.  Executive Compensation................................................ 63
11.  Security Ownership of Certain Beneficial Owners and Management........ 67
12.  Certain Relationships and Related Transactions........................ 68

                                     PART IV

13.  Exhibits and Reports on Form 8-K...................................... 68

Item 1.  Description of Business.

General

      Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a bank holding company to own and control all of the capital stock of Unity National Bank. Organizing activities for the Company began during the summer of 1997, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff. On November 30, 1998, the Federal Deposit Insurance Corporation approved the Bank's application for deposit insurance, and on February 11, 1998, the Office of the Comptroller of the Currency approved the Bank's charter application. The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on November 30, 1998. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. On October 9, 2001, the Bank opened another branch office in Rome, Georgia.

Location and Service Area

      The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from a main office in Cartersville, Georgia located at the corner of Joe Frank Harris Parkway and Market Place Boulevard, S.E. in Cartersville, Georgia and branch offices located at 7450 Adairsville Highway, NW, Adairsville, Georgia and 42 Three Rivers Drive, Rome, Georgia. See "Description of Property" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within a primary service area of Bartow County and Floyd County, Georgia, with a secondary market which includes the neighboring counties of Cherokee, Chattooga, Gordon and Polk.

      Bartow County is located in northwest Georgia, approximately 40 miles from the city of Atlanta. Bartow County, which had a population of 76,019 in 2000 and a median effective buying income per household of $33,828, includes the cities of Cartersville, Adairsville, Emerson, Kingston, Stilesboro, Taylorville and White. Bartow County is generally rectangular in shape and the main office of the Bank is located in Cartersville, which is close to the southeast corner of the county. To the east and south of Cartersville is Lake Allatoona, which is a natural barrier to the remainder of that part of the county and to a portion of adjacent counties. The primary markets for the main office and the branch located in Bartow County include the cities of Cartersville and Adairsville, which are located in the northern and southern parts of Bartow County and provide access for residents of the entire county.

      Floyd County is also located in northwest Georgia and had a population of 90,565 in 2000 and a median effective buying income per household of $33,585. Our branch is located in Rome, Georgia, which is located in the center of Floyd County. The primary market for the bank is the City of Rome, which draws from secondary markets which include Gordon, Polk, Cherokee and Chattooga Counties.

      According to data provided by the Georgia Department of Labor, which was compiled in 2000, there are 3,539 businesses in Bartow and Floyd Counties subject to unemployment insurance laws. Bartow and Floyd Counties, like many small communities, have many small businesses that are not subject to unemployment insurance laws and are not reflected in this data. There are 236 manufacturing companies, 374 construction companies, 895 retail companies, 290 wholesale companies, 157 transportation and public utility companies and 1,063 service companies in Bartow and Floyd Counties. The largest employers in Bartow County include Shaw Industries, Inc. (carpet manufacturer) 1,933; Bartow County Board of Education, 1,400; First Brands Corporation (plastic extruding company), 630; Bartow County Government, 600; Goodyear Tire and Rubber Co. (tire manufacturer), 569; Wal-Mart Stores (retail sales), 529; and nine other businesses with between 110 employees and 493 employees in industries such as beer manufacturing, steel manufacturing, medical facility, public utility, and carpet manufacturing.

Marketing Focus

      Most of the banks in the Bartow and Floyd Counties area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow and Floyd Counties area, the Company believes that there has been a void in the community banking market in the Bartow and Floyd Counties area and believes that the Bank successfully fills this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

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

      Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow and Floyd Counties area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "Competition" below. The Bank also originates loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

      Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Bartow and Floyd Counties areas. The well-established banks in the Bartow and Floyd Counties area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans will likely be made to small- to medium- sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate.

      Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are ninety-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Bartow and Floyd Counties area. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate.

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

Competition

      The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Bartow County and elsewhere. There are currently thirteen commercial banks operating in Bartow County, holding approximately $821 million in deposits. There are also four credit unions in the county. There are currently nine commercial banks and five credit lenders operating in Floyd County, holding approximately $1 billion in deposits. A number of these competitors are well established in the Bartow and Floyd Counties areas. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

      As of December 31, 2001, the Bank had 43 full-time employees and four part-time employees.

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

      Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross- guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

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

      The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass- Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

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

      There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well- capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

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

Capital Regulations

      The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off- balance sheet exposure and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

      FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk- based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized." As of December 31, 2001, the Company had Tier 1 and Total Risk-Based Capital Ratios of 11.03% and 14.33%, respectively. For a more detailed analysis of the Company and Bank's regulatory requirements, see Note 11 to the Notes to Consolidated Financial Statements.

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

      Rome Office. On October 9, 2001, the Bank opened a temporary bank office at 42 Three Rivers Drive in Rome, Georgia. Construction on a permanent facility will begin in the fall of 2002 and is estimated to be completed in the spring of 2003.

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

Item 5. Market For Common Equity And Related Stockholder Matters.

      (a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 2001, there were approximately 1,115 shareholders of record.

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

Year                      High Selling Price                  Low Selling Price
----                      ------------------                  -----------------
2001
First Quarter                     13.00                             13.00
Second Quarter                    15.00                             13.00
Third Quarter                     16.00                             15.00
Fourth Quarter                    16.00                             16.00

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Unity National Bank, at December 31, 2001 and 2000 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Overview

Our 2001 results were highlighted by reporting net income of $577,000 in our third full year of operations and completely recouping operating losses incurred through 2000. Despite a downturn in the national and state economy exacerbated by the effects of the September 11, 2001 terrorist attacks, we continued to have significant loan and deposit growth that should provide a base for continued profitability. We also opened additional branch banking facilities in Rome, Georgia in the third quarter of 2001.

Financial Condition at December 31, 2001 and 2000

The following is a summary of our balance sheets for the years indicated:

                                                               December 31,
                                                             2001           2000
                                                          (Dollars in Thousands)

Cash and due from banks                                  $  2,421        $ 2,104
Interest-bearing deposits in banks                             63            114
Federal funds sold                                          2,602          4,690
Securities                                                 12,487          8,412
Loans, net                                                 86,876         56,683
Premises and equipment                                      5,344          5,047
Other assets                                                1,879          1,327
                                                         --------        -------

                                                         $111,672        $78,377
                                                         ========        =======

Total deposits                                           $102,292        $69,895
Other liabilities                                           1,067            669
Stockholders' equity                                        8,313          7,813
                                                         --------        -------

                                                         $111,672        $78,377
                                                         ========        =======

Financial Condition at December 31, 2001 and 2000

As of December 31, 2001, we had total assets of $111.7 million, an increase of 42% over December 31, 2000. Total interest-earning assets were $103.2 million at December 31, 2001 or 92% of total assets as compared to 90% of total assets at December 31, 2000. Our primary interest-earning assets at December 31, 2001 were loans, which made up 85% of total interest-earning assets as compared 81% at December 31, 2000. Our loan to deposit ratio was 86% at December 31, 2001 as compared to 82% at December 31, 2000. Deposit growth of $32.4 million has been used primarily to fund loan growth of $30.5 million.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and restricted equity securities, amounted to $12.5 million at December 31, 2001. Unrealized losses on securities amounted to $9000 at December 31, 2001 as compared to $71,000 in unrealized gains at December 31, 2000. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 81% of our loan portfolio collateralized by real estate located in our primary market area of Bartow County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (30%) and construction loans to build one- to four-family residential properties (19%), and nonresidential properties consisting primarily of small business commercial properties (51%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows:

One- to four-family residential properties                                   85%
Construction loans on one- to four-family residential properties             80%
Nonresidential property                                                      80%

The remaining 19% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the local economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. National banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

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

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $24 million as of December 31, 2001. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 17% at December 31, 2001, which was slightly below our target ratio of 20% to 25%, was considered satisfactory.

At December 31, 2001, we had loan commitments outstanding of $11.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2001, we had arrangements with two commercial banks for short-term advances of $3.5 million. In addition, we also have a $10.3 million credit line established with the Federal Home Loan Bank.

At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income of $577,000 and decreased due to other comprehensive loss associated with our securities available-for-sale of $77,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, our primary source of funds available to Unity Holdings, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, the Bank can pay 331,000 of dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2001 are as follows:

                                                        Actual
                                     -------------------------------------------
                                                                     Regulatory
                                     Consolidated        Bank       Requirements
                                     ------------        ----       ------------
Leverage capital ratio                   7.60%           7.55%          5.00%
Risk-based capital ratios:
   Core capital                          9.85            9.78           6.00
   Total capital                        11.10           11.03          10.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

At December 31, 2001, we had no material commitments for capital expenditures.

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

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management".

Results of Operations For The Years Ended December 31, 2001 and December 31,
2000

The following is a summary of our operations for the years indicated.

                                                      Years Ended December 31,
                                                       (Dollars in Thousands)
                                                       2001                2000

Interest income                                       $8,018              $5,982

Interest expense                                       4,290               2,983
                                                      ------              ------

Net interest income                                    3,728               2,999

Provision for loan losses                                412                 361

Other income                                             708                 422

Other expenses                                         3,369               2,573
                                                      ------              ------

Pretax income                                            655                 487

Income taxes                                              78                  --
                                                      ------              ------

Net income                                            $  577              $  487
                                                      ======              ======

Net Interest Income

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

Our net yield on average interest-earning assets was 4.23% in 2001 as compared to 5.13% in 2000. Average loans increased by $28.4 million, which accounted for the majority of a $30.0 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $29.3 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 9.10% in 2001 from 10.23% in 2000. The rate paid on average interest-bearing liabilities decreased to 5.30% in 2001 from 5.78% in 2000. The decrease in the net yield is due primarily to decreases in the rates earned on our interest-earning assets, as the prime rate was lowered eleven times in 2001 to 4.75%. As our interest-bearing liabilities mature and reprice, we expect to see our net yield increase.

Provision for Loan Losses

The provision for loan losses was $412,000 and $361,000 in 2001 and 2000, respectively. The amounts provided were due primarily to the growth of the portfolio and to our assessment of the inherent risk in the portfolio. Net charge-offs for 2001 were $82,000 as compared to $15,000 for 2000. As of December 31, 2001, we had nonperforming loans and assets of $69,000 as compared to $35,000 at December 31, 2000. Through our third full year of operations, we have incurred no significant loan losses. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.36% at December 31, 2001 as compared to 1.50% at December 31, 2000. The decrease in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses.

Other Income

Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other income was $708,000 in 2001 as compared to $422,000 in 2000. The increase is due primarily to increased service charges on deposit accounts of $72,000, increased mortgage loan origination fees of $179,000, and a gain on sale of securities in the amount of $16,000.

Other Expenses

Other expenses for 2001 consist of salaries and employee benefits ($1,800,000), equipment and occupancy expenses ($520,000), and other operating expenses ($1,049,000). The increase in salaries and employee benefits of $465,000 is due to an increase in the number of employees to 44 at December 31, 2001 from 30 at December 31, 2000, and to other annual salary increases. The increase in the number of employees is due primarily to the opening of the new branch in Rome, Georgia. The increase in equipment and occupancy expenses of $119,000 is due to increased costs associated with occupying the main office and Adairsville branch facilities for a full year in 2001 as compared to nine months in 2000 as well as the increased costs associated with the new Rome branch. The increase in other operating expenses of $212,000 is due to increased data processing expense of $54,000, increased postage expense of $17,000, increased advertising and business promotion expense of $37,000 and increased other costs of $104,000. The increase in other operating expenses is directly related to the overall growth of the Bank.

Income Tax

Income tax expense was $78,000 in 2001, representing the first year that we were required to record an income tax provision. The amount recorded has been reduced by the recognition of deferred tax assets in the amount of $113,000 that were previously accorded valuation allowances. There was no income tax expense in 2000 due to $343,000 of accumulated deficit incurred through December 31, 2000.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

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

At December 31, 2001, our cumulative one year interest rate-sensitivity gap ratio was 79%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. For internal reporting purposes, we do not consider interest-bearing demand and savings accounts to be interest rate sensitive. Adjusting for these deposits, our cumulative one year interest rate-sensitivity gap ratio would be 113%. It is also noted that 56% of our certificates of deposit greater than $100,000 mature within the one year time horizon. We believe that as long as we pay the prevailing market rate on these type deposits, our liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                      After            After
                                                      Three             One
                                                      Months         Year but
                                       Within          but            Within          After
                                        Three         Within           Five           Five
                                       Months        One Year          Years          Years          Total
                                                           (Dollars in Thousands)
Interest-earning assets:
       Interest-bearing
             deposits in banks        $    63        $     --         $    --        $     --        $     63
       Federal funds sold               2,602              --              --              --           2,602
       Securities                       5,344             320           2,085           4,738          12,487
       Loans                           32,224          12,377          40,309           3,161          88,071
                                      -------        --------         -------        --------        --------
                                       40,233          12,697          42,394           7,899         103,223
                                      -------        --------         -------        --------        --------
Interest-bearing liabilities:
       Interest-bearing demand
             deposits                  18,838              --              --              --          18,838
       Savings                          1,331              --              --              --           1,331
       Certificates, less than
             $100,000                   4,673          19,025           9,923              --          33,621
       Certificates, $100,000
             and over                  10,098          12,952          18,107              --          41,157
                                      -------        --------         -------        --------        --------
                                       34,940          31,977          28,030              --          94,947
                                      -------        --------         -------        --------        --------
Interest rate sensitivity
       gap                            $ 5,293        $(19,280)        $14,364        $  7,899        $  8,276
                                      =======        ========         =======        ========        ========
Cumulative interest rate
       sensitivity gap                $ 5,293        $(13,987)        $   377        $  8,276
                                      =======        ========         =======        ========
Interest rate sensitivity
       gap ratio                         1.15            0.40            1.51              --
                                      =======        ========         =======        ========
Cumulative interest rate
       sensitivity gap ratio             1.15            0.79            1.00            1.09
                                      =======        ========         =======        ========

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below.
(1)

                                                        Years Ended December 31,
                                                        2001             2000
                                                         (Dollars in Thousands)
                               ASSETS

Cash and due from banks                               $  2,354         $  1,947
Interest-bearing deposits in banks                          74              108
Taxable securities                                       8,060            8,044
Tax exempt securities                                      331               --
Securities valuation account                                62              (34)
Federal funds sold                                       5,692            4,717
Loans (2)                                               73,967           45,594
Allowance for loan losses                               (1,073)            (671)
Other assets                                             6,924            5,731
                                                      $ 96,391         $ 65,436
                                                      ========         ========
Total interest-earning assets                         $ 88,124         $ 58,463
                                                      ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                       $  6,421         $  5,541
     Interest-bearing demand                            15,097           10,769
     Savings                                             1,045              625
     Time                                               64,823           40,250
                                                      --------         --------
              Total deposits                          $ 87,386         $ 57,185

     Federal funds purchased                                28               --
     Other liabilities                                     961              822
                                                      --------         --------
              Total liabilities                         88,375           58,007
     Stockholders' equity                                8,016            7,429
                                                      --------         --------
                                                      $ 96,391         $ 65,436
                                                      ========         ========

     Total interest-bearing liabilities               $ 80,993         $ 51,644
                                                      ========         ========

(1) Average balances were determined using the daily average balances during the year for each category.

(2) Nonaccrual loans included in average loans were $76,000 and $16,000 in 2001 and 2000, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                         Years Ended December 31,
                                                                    2001                          2000
                                                                          Average                        Average
                                                          Interest         Rate            Interest       Rate
                                                                         (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans (1)                    $   7,251           9.80%      $   5,117          11.22%
     Interest on taxable securities                          528           6.55             560           6.96
     Interest on tax exempt securities                        14           4.23              --             --
     Interest on federal funds sold                          222           3.90             298           6.32
     Interest on deposits in banks                             3           4.53               7           6.19
                                                       ---------                      ---------
     Total interest income                             $   8,018           9.10       $   5,982          10.23
                                                       ---------                      ---------

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                 $     398           2.64       $     341           3.16
     Interest on savings deposits                             20           1.93              12           1.96
     Interest on time deposits                             3,871           5.97           2,630           6.54
     Interest on federal funds purchased                       1           2.67              --             --
                                                       ---------                      ---------
     Total interest expense                            $   4,290           5.30       $   2,983           5.78
                                                       ---------                      ---------

NET INTEREST INCOME                                    $   3,728                      $   2,999
                                                       =========                      =========

     Net interest spread                                                   3.80%                          4.45%
                                                                           ====                           ====
     Net yield on average interest-earning assets                          4.23%                          5.13%
                                                                           ====                           ====

(1) Interest and fees on loans includes $653,000 and $513,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively. Interest income recognized on nonaccrual loans during 2001 and 2000 was insignificant.

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

                                                        Year Ended December 31,
                                                             2001 vs. 2000
                                                            Changes Due To:
                                                     Rate        Volume         Net
                                                          (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                      $(716)      $ 2,850       $ 2,134
     Interest on taxable securities                    (33)            1           (32)
     Interest on tax exempt securities                  --            14            14
     Interest on federal funds sold                   (129)           53           (76)
     Interest on deposits in banks                      (1)           (3)           (4)
                                                     -----       -------       -------
              Total interest income                   (879)        2,915         2,036
                                                     -----       -------       -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
              demand deposits                          (63)          120            57
     Interest on savings deposits                       --             8             8
     Interest on time deposits                        (244)        1,485         1,241
     Interest on federal funds purchased                --             1             1
                                                     -----       -------       -------
              Total interest expense                  (307)        1,614         1,307
                                                     -----       -------       -------

              Net interest income                    $(572)      $ 1,301       $   729
                                                     =====       =======       =======

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                December 31,
                                                           2001            2000
                                                          (Dollars in Thousands)
U.S. Government and agency securities                    $ 8,712          $7,500
Mortgage-backed securities                                 2,436             476
Municipal securities                                         841              --
                                                         -------          ------
                                                          11,989           7,976
Restricted equity securities                                 498             436
                                                         -------          ------
                                                         $12,487          $8,412

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

                                                                          After one year             After five years
                                            One year or less           through five years          through ten years
                                           Amount       Yield (1)      Amount     Yield (1)       Amount      Yield (1)
U.S. Government and agency securities      $2,996         2.88%       $ 2,085        5.79%       $ 2,146         6.29%
Mortgage-backed securities                     --           --             --          --            305         7.00
Municipal securities                           --           --             --          --            219         3.83
                                           ------                     -------                    -------
                                           $2,996         2.88        $ 2,085        5.79        $ 2,670         6.17
                                           ======                     =======                    =======

                                              After ten years                        Total
                                            Amount      Yield (1)      Amount       Yield (1)

U.S. Government and agency securities      $1,485         2.43%       $ 8,712         3.35%
Mortgage-backed securities                  2,131         6.11          2,436         6.22
Municipal securities                          622         4.75            841         4.51
                                           ------                     -------
                                           $4,238         4.62        $11,989         4.74
                                           ======                     =======

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                             December 31,
                                                       (Dollars in Thousands)
                                                       ----------------------
                                                         2001             2000
Commercial                                            $  8,732         $  6,839
Real estate-construction                                13,425            8,741
Real estate-mortgage                                    58,145           34,028
Consumer installment loans and other                     7,769            7,941
                                                      --------         --------
                                                        88,071           57,549
Less allowance for loan losses                          (1,195)            (866)
                                                      --------         --------
              Net loans                               $ 86,876         $ 56,683
                                                      ========         ========

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                                                          (Dollars in Thousands)
Commercial
     One year or less                                             $ 5,815
     After one year through five years                              2,896
     After five years                                                  21
                                                                  -------
                                                                    8,732
                                                                  -------

Construction
     One year or less                                              13,399
     After one year through five years                                 26
     After five years                                                  --
                                                                  -------
                                                                   13,425
                                                                  -------
Other
     One year or less                                              23,298
     After one year through five years                             33,094
     After five years                                               9,522
                                                                  -------
                                                                   65,914
                                                                  -------

                                                                  $88,071
                                                                  =======

The following table summarizes loans at December 31, 2001 with due dates after one year that have predetermined and floating or adjustable interest rates.

                                                          (Dollars in Thousands)

Predetermined interest rates                                     $13,333
Floating or adjustable interest rates                             32,226
                                                                 -------
                                                                 $45,559
                                                                 =======

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2001 and 2000 is as follows:

                                                               December 31,
                                                             2001       2000
                                                          (Dollars in Thousands)

Nonaccrual loans                                             $ 69        $35
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing                     37          0
Restructured loans                                              0          0
Potential problem loans                                       126          0
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                             2          1
Interest income that was recorded on
     nonaccrual and restructured loans                          1          0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

Loans that are classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

                                                       Years Ended December 31,
                                                        (Dollars in Thousands)
                                                        2001            2000

Average amount of loans outstanding                    $73,967         $45,594
                                                       =======         =======

Balance of allowance for loan losses
     at beginning of period                            $   866         $   520
                                                       -------         -------

Loans charged off:
     Installment loans                                      64              10
     Real estate-mortgage                                   20               5
                                                       -------         -------
                                                            84              15
                                                       -------         -------

Loans recovered                                              1              --

Net charge-offs                                             83              15
                                                       -------         -------

Additions to allowance charged to operating
     expense during year                                   412             361
                                                       -------         -------

Balance of allowance for loan losses
     at end of year                                    $ 1,195         $   866
                                                       =======         =======

Ratio of net loans charged off during the
year to average loans outstanding                          .11%            .03%
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

As of December 31, 2001 and 2000, our allocations of the allowance for loan losses do not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                  December 31, 2001                  December 31, 2000
                                      Percent of loans in                Percent of loans in
                                         each category                      each category
                              Amount     to total loans          Amount     to total loans
                                                   (Dollars in Thousands)

Commercial                  $   239            9.92%            $  173           11.88%
Real estate- construction       179           15.24                260           15.19
Real estate- mortgage           657           66.02                346           59.13
Consumer installment
     loans and other            120            8.82                 87           13.80
                            -------          ------              -----          ------
                            $ 1,195          100.00%             $ 866          100.00%
                            =======          ======              =====          ======

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below. (1)

                                                                 Periods Ended December 31,
                                                        2001                                 2000
                                                Amount         Percent               Amount          Percent
                                                                   (Dollars in Thousands)
Noninterest-bearing demand deposits            $ 6,421            --%               $ 5,541               --%
Interest-bearing demand deposits                15,097          2.64                 10,769             3.16
Savings deposits                                 1,045          1.93                    625             1.96
Time deposits                                   64,823          5.97                 40,250             6.54
                                               -------                              -------
                                               $87,386                              $57,185
                                               =======                              =======

(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                    (Dollars in Thousands)

     Three months or less                                 $     10,098
     Over three months through six months                        4,249
     Over six months through twelve months                       8,703
     Over twelve months                                         18,107
                                                          ------------
              Total                                       $     41,157
                                                          ============

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                         Years Ended December 31,
                                          2001             2000

Return on assets (1)                      .60%             .74%
Return on equity (2)                     7.20             6.56
Dividend payout ratio (3)                  --               --
Equity to assets ratio (4)               8.32            11.35

(1)   Net income divided by average total assets.
(2)   Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)   Average equity divided by average total assets.

Item 7. Financial Statements and Supplementary Data.

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Unity Holdings, Inc.
Cartersville, Georgia

            We have audited the accompanying consolidated balance sheets of Unity Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 4, 2002

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                Assets                         2001            2000
                                                         -------------    ------------
Cash and due from banks                                  $   2,421,360    $  2,103,763
Interest-bearing deposits in banks                              63,083         114,424
Federal funds sold                                           2,602,000       4,690,000
Securities available-for-sale                               11,988,606       7,976,556
Restricted equity securities, at cost                          498,209         435,909

Loans                                                       88,071,433      57,548,596
Less allowance for loan losses                               1,195,775         865,663
                                                         -------------    ------------
          Loans, net                                        86,875,658      56,682,933

Premises and equipment                                       5,344,358       5,046,537
Other assets                                                 1,879,117       1,327,107
                                                         -------------    ------------

          Total assets                                   $ 111,672,391    $ 78,377,229
                                                         =============    ============

             Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                  $   7,345,052    $  6,494,041
    Interest-bearing                                        94,946,681      63,400,788
                                                         -------------    ------------
         Total deposits                                    102,291,733      69,894,829
    Other liabilities                                        1,067,690         669,206
                                                         -------------    ------------
         Total liabilities                                 103,359,423      70,564,035
                                                         -------------    ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; none issued                                     --              --
    Common stock, par value $.01; 10,000,000 shares
        authorized; 839,211 issued and outstanding               8,392           8,392
    Capital surplus                                          8,076,469       8,076,469
    Retained earnings (deficit)                                234,062        (342,934)
    Accumulated other comprehensive income (loss)               (5,955)         71,267
                                                         -------------    ------------

          Total stockholders' equity                         8,312,968       7,813,194
                                                         -------------    ------------

          Total liabilities and stockholders' equity     $ 111,672,391    $ 78,377,229
                                                         =============    ============

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS , INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001         2000
                                                                ----------   ----------
Interest income
    Loans                                                       $7,250,913   $5,117,517
    Taxable securities                                             527,740      559,943
    Nontaxable securities                                           13,998           --
    Federal funds sold                                             222,235      298,052
    Interest-bearing deposits in banks                               3,371        6,709
                                                                ----------   ----------
          Total interest income                                  8,018,257    5,982,221

Interest expense on deposits                                     4,289,856    2,983,169
                                                                ----------   ----------

          Net interest income                                    3,728,401    2,999,052
Provision for loan losses                                          412,485      360,854
                                                                ----------   ----------
          Net interest income after provision for loan losses    3,315,916    2,638,198
                                                                ----------   ----------

Other income
    Service charges on deposit accounts                            293,707      221,517
    Gain on sale of securities available-for-sale                   16,292           --
    Other operating income                                         398,178      200,692
                                                                ----------   ----------
          Total other income                                       708,177      422,209
                                                                ----------   ----------

Other expenses
    Salaries and employee benefits                               1,799,908    1,334,720
    Equipment and occupancy expenses                               519,947      401,011
    Other operating expenses                                     1,049,620      837,527
                                                                ----------   ----------
          Total other expenses                                   3,369,475    2,573,258
                                                                ----------   ----------

          Income before income taxes                               654,618      487,149

Income tax expense                                                  77,622           --
                                                                ----------   ----------

                    Net income                                  $  576,996   $  487,149
                                                                ==========   ==========

Basic earnings per share                                        $     0.69   $     0.58
                                                                ==========   ==========

Diluted earnings per share                                      $     0.65   $     0.56
                                                                ==========   ==========

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                              2001           2000
                                                                                           ---------       ---------
Net income                                                                                 $ 576,996       $ 487,149
                                                                                           ---------       ---------

Other comprehensive income (loss):
    Unrealized holding gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) on securities arising during period, net of
            tax benefit of $2,471 and $0, respectively                                       (66,469)         87,857

        Reclassification adjustment for gains realized in net income, net of
            tax  of $5,539 and $0, respectively                                              (10,753)             --
                                                                                           ---------       ---------

Other comprehensive income (loss)                                                            (77,222)         87,857
                                                                                           ---------       ---------

Comprehensive income                                                                       $ 499,774       $ 575,006
                                                                                           =========       =========

See Notes to Consolidated Financial Statements.

                         UNITY HOLDINGS, INC.
                            AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                      Accumulated
                                             Common Stock                               Retained         Other            Total
                                    ----------------------------        Capital         Earnings     Comprehensive    Stockholders'
                                      Shares         Par Value          Surplus         (Deficit)     Income (Loss)      Equity
                                    -----------      -----------      -----------      -----------     -----------     -----------
Balance, December 31, 1999              839,211      $     8,392      $ 8,076,469      $  (830,083)    $   (16,590)    $ 7,238,188
    Net income                               --               --               --          487,149              --         487,149
    Other comprehensive income               --               --               --               --          87,857          87,857
                                    -----------      -----------      -----------      -----------     -----------     -----------
Balance, December 31, 2000              839,211            8,392        8,076,469         (342,934)         71,267       7,813,194
    Net income                               --               --               --          576,996              --         576,996
    Other comprehensive loss                 --               --               --               --         (77,222)        (77,222)
                                    -----------      -----------      -----------      -----------     -----------     -----------
Balance, December 31, 2001              839,211      $     8,392      $ 8,076,469      $   234,062     $    (5,955)    $ 8,312,968
                                    ===========      ===========      ===========      ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            2001               2000
                                                                       ------------       ------------
OPERATING ACTIVITIES
    Net income                                                         $    576,996       $    487,149
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                        289,701            245,169
        Deferred taxes                                                     (218,625)          (220,994)
        Provision for loan losses                                           412,485            360,854
        Gain on sale of securities available-for-sale                       (16,292)                --
        Increase in interest receivable                                     (21,958)          (275,007)
        Increase in interest payable                                         94,909            140,404
        Net other operating activities                                       (4,784)           (20,347)
                                                                       ------------       ------------

              Net cash provided by operating activities                   1,112,432            717,228
                                                                       ------------       ------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks            51,341            (12,580)
    Purchases of securities available-for-sale                          (16,728,932)        (2,932,030)
    Proceeds from maturities of securities available-for-sale            11,426,629          1,020,905
    Proceeds from sales of securities available-for-sale                  1,226,255                 --
    Purchases of restricted equity securities                               (62,300)                --
    Net (increase) decrease in federal funds sold                         2,088,000           (250,000)
    Net increase in loans                                               (30,605,210)       (22,985,284)
    Purchase of premises and equipment                                     (587,522)        (2,037,359)
    Purchase of life insurance policies                                          --           (125,800)
                                                                       ------------       ------------

            Net cash used in investing activities                       (33,191,739)       (27,322,148)
                                                                       ------------       ------------

FINANCING ACTIVITIES
    Net increase in deposits                                             32,396,904         25,582,959
                                                                       ------------       ------------

            Net cash provided by financing activities                    32,396,904         25,582,959
                                                                       ------------       ------------

Net increase (decrease) in cash and due from banks                          317,597         (1,021,961)

Cash and due from banks at beginning of year                              2,103,763          3,125,724
                                                                       ------------       ------------

Cash and due from banks at end of year                                 $  2,421,360       $  2,103,763
                                                                       ============       ============

SUPPLEMENTAL DISCLOSURE
  Cash paid for:
        Interest                                                       $  4,194,947       $  2,842,765

        Income taxes                                                   $    245,057       $    202,994

See Notes to Consolidated Financial Statements.

                              UNITY HOLDINGS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

            Unity Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Unity National Bank (the "Bank"). The Bank is a commercial bank located in Cartersville, Bartow County, Georgia with branches in Adairsville, Bartow County, Georgia and Rome, Floyd County, Georgia and a mortgage loan production office in Calhoun, Gordon County, Georgia. The Bank provides a full range of banking services in its primary market area of Bartow County and the surrounding counties.

      Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

      Cash, Due From Banks and Cash Flows

            For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, interest-bearing deposits in banks and deposits are reported net.

            The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      Securities

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

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

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

            A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

      Premises and Equipment

            Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

      Other Real Estate Owned

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no other real estate owned at December 31, 2001 or 2000.

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

      Earnings Per Share

            Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

      The amortized cost and fair value of securities are summarized as follows:

                                                           Gross            Gross
                                        Amortized        Unrealized       Unrealized         Fair
                                           Cost            Gains            Losses           Value
                                      ---------------   -------------    -------------   --------------
Securities Available-for-Sale
   December 31, 2001:
   U. S. Government and
      agency securities             $    8,706,653    $     39,544     $   (34,360)    $     8,711,837
   Municipal securities                    873,536             -           (32,302)            841,234
   Mortgage-backed securities            2,417,440          18,856            (761)          2,435,535
                                    ---------------   -------------    -------------   ----------------
                                    $   11,997,629    $     58,400     $   (67,423)    $    11,988,606
                                    ===============   =============    =============   ================

   December 31, 2000:
   U. S. Government and
      agency securities             $   7,431,911     $    70,184      $   (1,875)     $     7,500,220
   Mortgage-backed securities             473,378           2,958              -               476,336
                                    ---------------   -------------    -------------   ----------------
                                    $   7,905,289     $    73,142      $   (1,875)     $     7,976,556
                                    ===============   =============    =============   ================

      There were no pledged securities at December 31, 2001 or 2000. Gross gains of $16,292 were realized on sales of securities available-for-sale for the year ended December 31, 2001. There were no sales of securities in 2000.

      The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                               Securities Available-for-Sale
                                             ---------------------------------
                                               Amortized            Fair
                                                  Cost             Value
                                             ---------------   ---------------

Due in one year or less                      $    2,998,800    $    2,996,400
Due from one to five years                        2,063,289         2,085,111
Due from five to ten years                        2,381,357         2,365,065
Due after ten years                               2,136,743         2,106,495
Mortgage-backed securities                        2,417,440         2,435,535
                                             ---------------   ---------------
                                             $   11,997,629    $   11,988,606
                                             ===============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

      The composition of loans is summarized as follows:

                                                         December 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------
Commercial, financial and agricultural           $  8,732,000    $  6,839,000
Real estate - construction                         13,425,000       8,741,000
Real estate - mortgage                             58,354,000      34,150,000
Consumer, installment and other                     7,769,290       7,941,366
                                                 ------------    ------------
                                                   88,280,290      57,671,366
 Unearned income                                     (208,857)       (122,770)
 Allowance for loan losses                         (1,195,775)       (865,663)
                                                 ------------    ------------
 Loans, net                                      $ 86,875,658    $ 56,682,933
                                                 ============    ============

      Changes in the allowance for loan losses are as follows:

                                                   Years Ended December 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------

 Balance, beginning of year                      $    865,663    $    519,766
    Provision for loan losses                         412,485         360,854
    Loans charged off                                 (84,221)        (14,957)
    Recoveries of loans previously charged off          1,848              --
                                                 ------------    ------------
 Balance, end of year                            $  1,195,775    $    865,663
                                                 ============    ============

      The total recorded investment in impaired loans was $69,134 and $46,500 at December 31, 2001 and 2000, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2001 and 2000. The average recorded investment in impaired loans for 2001 and 2000 was $76,019 and $16,146, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 2001 and 2000.

      In the ordinary course of business, the Company has granted loans to certain related parties including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

Balance, beginning of year                                          $   256,582
   Advances                                                           1,453,803
   Repayments                                                          (279,278)
                                                                    -----------
Balance, end of year                                                $ 1,431,107
                                                                    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:

                                                         December 31,
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------
Land                                            $ 1,542,269         $ 1,139,676
Buildings                                         2,976,644           3,054,837
Leasehold improvements                               60,920                  --
Equipment                                         1,331,386           1,129,184
                                                -----------         -----------
                                                  5,911,219           5,323,697
Accumulated depreciation                           (566,861)           (277,160)
                                                -----------         -----------
                                                $ 5,344,358         $ 5,046,537
                                                ===========         ===========

      Through March of 2000, the Company operated out of leased modular facilities for its Adairsville branch and main office locations on a month-to-month basis. The Company is currently operating out of leased modular facilities for its Rome branch on a month-to-month basis. Total rental expense incurred for the lease of these facilities for the years ended December 31, 2001 and 2000 was $19,080 and $32,669, respectively.

NOTE 5. DEPOSITS

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $41,157,087 and $24,760,697,
      respectively. The Company had brokered certificates of deposit at December 31, 2001 and 2000 of $24,001,797 and $7,873,000, respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

2002                                                                 $46,747,674
2003                                                                  14,220,664
2004                                                                  11,091,113
2005                                                                   2,338,830
2006                                                                     379,703
                                                                     -----------
                                                                     $74,777,984
                                                                     ===========

NOTE 6.  STOCK COMPENSATION PLANS

      The Company has an incentive stock option plan and has reserved 150,000 shares of common stock for issuance to key employees and directors. Options are granted at the fair value of the Company's common stock on the date of grant and expire ten years from the effective date of the grant. The options vest at a rate of 20% per year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other pertinent information related to the options is as follows:

                                                     Years Ended December 31,
                                          ------------------------------------------------
                                                  2001                     2000
                                          ------      ---------       ------     ---------
                                                      Weighted-                   Weighted-
                                                       Average                    Average
                                                       Exercise                   Exercise
                                          Number       Price         Number         Price
                                          ------      ---------       ------      --------
                                          51,960        $10.08        51,960        $10.08
   Granted                                 9,000         13.44            --            --
   Exercised                                  --            --            --            --
   Terminated                                 --            --            --            --
                                          ------                      ------
Under option, end of year                 60,960         10.57        51,960         10.08
                                          ======                      ======

Exercisable, end of year                  30,376         10.05        19,984         10.04
                                          ======                      ======

Weighted-average fair value of
   options granted during the year          5.70                      $   --
                                            ====                      ======

      Information pertaining to options outstanding at December 31, 2001 is as follows:

                                         Options Outstanding                     Options Exercisable
                            ----------------------------------------------  -------------------------------
                                              Weighted-
                                               Average        Weighted-                       Weighted-
                                              Remaining        Average                         Average
    Range of                   Number        Contractual       Exercise        Number          Exercise
Exercise Prices              Outstanding         Life           Price        Exercisable        Price
--------------------------- --------------  ---------------  -------------  --------------  ---------------
    $10 - $15                   60,960        7 years         $     10.57      30,376        $       10.05

      In 1998, the Company granted 140,000 common stock warrants to its initial directors. The warrants are exercisable at a price of $10 per share and are fully vested. The warrants expire ten years from date of grant and have a weighted average remaining contractual life of seven years.

      The Company applies Opinion 25 and related Interpretations in accounting for stock options and warrants. Accordingly, no compensation cost has been recognized. Had compensation cost for stock options and warrants been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Years Ended December 31,
                                         --------------------------------
                                              2001              2000
                                         --------------   ---------------

 Net income            As reported       $     576,996    $      487,149
                       Pro forma         $     545,746    $      436,956

 Earnings per share    As reported       $        0.69    $         0.58
                       Pro forma         $        0.65    $         0.52

 Earnings per share -  As reported       $        0.65    $         0.56
   assuming dilution   Pro forma         $        0.61    $         0.50

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Years Ended December 31,
                                        ------------------------------
                                           2001               2000
                                        ------------       -----------
Dividend yield                                   0%               N/A
Expected life                              10 years               N/A
Expected volatility                              0%               N/A
Risk-free interest rate                       5.59%               N/A

NOTE 7.  INCOME TAXES

      Income tax expense consists of the following:

                                              Years Ended December 31,
                                         -----------------------------------
                                                2001               2000
                                         ----------------    ---------------

Current                                  $      296,247      $     220,994
Deferred                                       (105,393)           (51,936)
Change in valuation allowance                  (113,232)          (169,058)
                                         ----------------    ---------------
               Income tax expense        $       77,622      $          -
                                         ================    ===============

      The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                          Years Ended December 31,
                                   --------------------------------------------------------------
                                               2001                             2000
                                   -----------------------------     ----------------------------
                                       Amount          Percent           Amount         Percent
                                   ---------------    ----------     ---------------   ----------
Income taxes at statutory rate     $     222,570         34  %       $     165,631        34  %
   Tax-free interest                      (3,741)        (1)                 3,427         1
   State tax benefit                     (34,836)        (5)                    --        --
   Change in valuation allowance        (113,232)       (17)              (169,058)      (35)
   Other items                             6,861          1                     --        --
                                   ---------------    ----------     ---------------   ----------
Income tax expense                 $      77,622         12  %       $          --        --  %
                                   ===============    ==========     ===============   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of deferred income taxes are as follows:

                                                         December 31,
                                                --------------------------
                                                   2001             2000
                                                ---------        ---------

Deferred tax assets:
  Loan loss reserves                            $ 344,034        $ 210,149
  Preopening and organizational expenses           76,536          104,939
  Loan fees                                        78,702           39,933
  Securities available-for-sale                     3,068               --
                                                ---------        ---------
                                                  502,340          355,021
Valuation allowance                                    --          (89,001)
                                                ---------        ---------
                                                  502,340          266,020
                                                ---------        ---------
Deferred tax liabilities:
  Depreciation                                     56,659           17,801
  Securities available-for-sale                        --           24,231
                                                ---------        ---------
                                                   56,659           42,032
                                                ---------        ---------

Net deferred tax assets                         $ 445,681        $ 223,988
                                                =========        =========

NOTE 8. EARNINGS PER SHARE

      Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                        Years Ended December 31,
                                                        -----------------------
                                                            2001         2000
                                                        ----------     --------
Basic Earnings Per Share:
   Weighted average common shares outstanding              839,211      839,211
                                                        ==========     ========

   Net income                                           $  576,996     $487,149
                                                        ==========     ========

   Basic earnings  per share                            $     0.69     $   0.58
                                                        ==========     ========

Diluted Earnings Per Share:
   Weighted average common shares outstanding              839,211      839,211
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year              54,872       31,660
                                                        ----------     --------
   Total weighted average common shares and
      common stock equivalents outstanding                 894,083      870,871
                                                        ==========     ========

   Net income                                           $  576,996     $487,149
                                                        ==========     ========

   Diluted earnings per share                           $     0.65     $   0.56
                                                        ==========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                         December 31,
                                                --------------------------------
                                                       2001                 2000
                                                -----------          -----------

Commitments to extend credit                    $11,677,000          $ 6,002,000
Letters of credit                                   232,000              320,000
                                                -----------          -----------
                                                $11,909,000          $ 6,322,000
                                                ===========          ===========

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

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

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

      Eighty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's capital and surplus as defined by the Office of the Comptroller of the Currency, or approximately $1,418,000.

NOTE 11. REGULATORY MATTERS

      The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, dividends of $331,000 could be declared without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Company and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                   To Be Well
                                                                          For Capital          Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                    Actual                  Purposes           Action Provisions
                                            -----------------------   ---------------------   ---------------------
                                              Amount       Ratio       Amount       Ratio       Amount      Ratio
                                            -----------   ---------   ----------   --------   -----------  --------
                                                                    (Dollars in Thousands)
                                            -----------------------------------------------------------------------
December 31, 2001:
Total Capital to Risk Weighted Assets:
   Consolidated                             $    9,376      11.10%    $   6,758         8%    $      N/A       N/A
   Bank                                     $    9,319      11.03%    $   6,756         8%    $    8,445       10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                             $    8,319       9.85%    $   3,379         4%    $      N/A       N/A
   Bank                                     $    8,262       9.78%    $   3,378         4%    $    5,067        6%
Tier I Capital to Average Assets:
   Consolidated                             $    8,319       7.60%    $   4,378         4%    $      N/A       N/A
   Bank                                     $    8,262       7.55%    $   4,377         4%    $    5,471        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   To Be Well
                                                                          For Capital          Capitalized Under
                                                                            Adequacy           Prompt Corrective
                                                    Actual                  Purposes           Action Provisions
                                            -----------------------   ---------------------   ---------------------
                                              Amount       Ratio       Amount       Ratio       Amount      Ratio
                                            -----------   ---------   ----------   --------   -----------  --------
                                                                    (Dollars in Thousands)
                                            -----------------------------------------------------------------------
December 31, 2000:
Total Capital to Risk Weighted Assets:
   Consolidated                             $    8,483      14.34%    $   4,733         8%    $      N/A       N/A
   Bank                                     $    8,463      14.31%    $   4,733         8%    $    5,916       10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                             $    7,742      13.09%    $   2,367         4%    $      N/A       N/A
   Bank                                     $    7,722      13.05%    $   2,367         4%    $    3,550        6%
Tier I Capital to Average Assets:
   Consolidated                             $    7,742      10.21%    $   3,032         4%    $      N/A       N/A
   Bank                                     $    7,722      10.19%    $   3,032         4%    $    3,790        5%

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

      Cash, Due From Banks, Interest-bearing Deposits in Banks and Federal Funds
      Sold:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

      Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

            The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                         December 31, 2001                     December 31, 2000
                                 -----------------------------------   ----------------------------------
                                    Carrying             Fair             Carrying            Fair
                                     Amount              Value             Amount             Value
                                 ----------------   ----------------   ---------------   ----------------
 Financial assets:
    Cash, due from banks,
      interest-bearing deposits
      in banks, and federal
      funds sold                 $     5,086,443    $     5,086,443    $    6,908,187    $     6,908,187

 Securities available-for-sale        11,988,606         11,988,606         7,976,556          7,976,556
    Restricted equity securities         498,209            498,209           435,909            435,909
    Loans                             86,875,658         88,780,728        56,682,933         56,834,729
    Accrued interest receivable          582,213            582,213           560,255            560,255

 Financial liabilities:
    Deposits                         102,291,733        103,933,523        69,894,829         70,763,525
    Accrued interest payable             649,234            649,234           554,325            554,325

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SUPPLEMENTAL FINANCIAL DATA

      Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2001                2000
                                                    --------            --------

Other operating income:
  Mortgage fee income                               $344,517            $165,862
Other operating expenses:
  Data processing                                    196,467             142,789
  Office supplies                                     91,510              72,720
  Telephone                                           50,657              68,199
  Legal and professional                              63,542              54,818
  Advertising                                        126,854              90,152

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION

      The following information presents the condensed balance sheets, statements of income, and cash flows of Unity Holdings, Inc. as of and for the years ended December 31, 2001 and 2000:

                            CONDENSED BALANCE SHEETS

                                                   2001                   2000
                                                ----------            ----------

Assets
  Cash                                          $   27,529            $   20,190
  Investment in subsidiary                       8,256,027             7,793,004
  Other assets                                      29,412                    --
                                                ----------            ----------

      Total assets                              $8,312,968            $7,813,194
                                                ==========            ==========

Total stockholders' equity                      $8,312,968            $7,813,194
                                                ==========            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED STATEMENTS OF INCOME

                                                                        2001              2000
                                                                     ---------         ---------
 Expenses, other                                                     $   8,034         $   5,820
                                                                     ---------         ---------

        Loss before income tax benefits and equity in
           undistributed income of subsidiary                           (8,034)           (5,820)

        Income tax benefits                                            (44,785)               --
                                                                     ---------         ---------

        Income (loss) before equity in
           undistributed income of subsidiary                           36,751            (5,820)

 Equity in undistributed income of subsidiary                          540,245           492,969
                                                                     ---------         ---------

         Net income                                                  $ 576,996         $ 487,149
                                                                     =========         =========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        2001              2000
                                                                     ---------         ---------
OPERATING ACTIVITIES
  Net income                                                         $ 576,996         $ 487,149
  Adjustments to reconcile net income  to net cash
    provided by (used in) operating activities:
   Equity in undistributed income of subsidiary                       (540,245)         (492,969)
   Net other operating activities                                      (29,412)               --
                                                                     ---------         ---------

          Net cash provided by (used in) operating activities            7,339            (5,820)
                                                                     ---------         ---------

Net increase (decrease) in cash                                          7,339            (5,820)
                                                                     ---------         ---------

Cash at beginning of year                                               20,190            26,010
                                                                     ---------         ---------

Cash at end of year                                                  $  27,529         $  20,190
                                                                     =========         =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company's Bylaws provide that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Donald D. George, John S. Lewis and Michael L. McPherson. The current Class II directors are Sam R. McCleskey, Stephen A. Taylor and B. Don Temples. The current Class III directors are Kenneth R. Bishop and Jerry W. Braden. The Class I directors' terms will expire at the 2002 Annual Meeting. Each of the three current Class I directors has been nominated for reelection and will stand for election at the 2002 Annual Meeting for a three year term. The terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting.

      Set forth below is also information about each of the company's directors and each of its executive officers. Each of the following directors has been a director of the company since the company's formation in 1997. Each director is also a director of Unity National Bank.

      Donald D. George, 62, was born in Wardtown, Virginia. He attended several colleges including Virginia State University, ICBO Business School of Manhattan, and St. Francis of Xavier College of Labor Relations. Mr. George has been in the transportation industry for over 30. He owns and is the president of Universal Transportation Corporation, established in October 1997, which provides Medicaid and Medicare transportation. In 1990, Mr. George formed his own company, Free Enterprise of Atlanta, Inc. d/b/a George's Motor Coach, which provides trip and shuttle services through the Atlanta area as well as out-of-state charter trips. He was also President of the 223rd Street Block Association and Scout master of Boy Scout Troop 676. Mr. George is a member of the Cobb County Chamber of Commerce, the City of Atlanta Chamber of Commerce, the Atlanta Business League, the City of Conyers Chamber of Commerce, and the Board of Directors of National Key Women of America.

      John S. Lewis, 58, was born in Cartersville, Georgia. He received a Bachelor of Business Administration from the University of Georgia. He received a LLB in Law from Mercer University. Mr. Lewis is in the property management business and manages jointly and independently owned income-producing real estate and farm land. He has been in the real estate sales and management business since 1986. He was a practicing attorney in Cartersville from 1970 to 1985.

      Michael L. McPherson, 52, was born in Cartersville, Georgia. He received a Bachelors Degree in Business Administration, cum laude, from Brenau College, Gainesville, Georgia. He graduated from several American Bankers association schools on credit and lending. He received the professional designation of Certified Lender-Business Banking (CLBB) from the Institute of Certified Bankers. He graduated from the Georgia Bankers School at the University of Georgia. Mr. McPherson has been a banker since 1977, when he began his career at Bartow County Bank, Cartersville, Georgia. He worked in all phases of banking from bookkeeping to senior vice president in charge of lending. He was employed by Bartow County Bank from 1977 to 1990. In 1990, Mr. McPherson moved to First Community Bank & Trust, Cartersville, Georgia as executive vice president and chief lending officer. He remained with First Community Bank & Trust until September 1997, at which time he resigned to lead the formation of Unity National Bank. Mr. McPherson is a past director of the Alumni Board of Governors of Reinhardt College; a past director of the Georgia Chapter of Bank Administration 25 26 Institute; past president of the Young Bankers Section of Community Bankers Association; a past member of the Board of Directors of Bartow County Advocates for Children; a member of Center Baptist Church, Cartersville; and active in various local charitable and civic organizations.

      Kenneth R. Bishop, 38, was born in Jacksonville, Florida. He received a Bachelors Degree in Business Administration - Marketing from the University of Georgia. Mr. Bishop is the previous owner of Daddy Pam's Coffeehouse which he opened in March 1997. Mr. Bishop is currently employed as a vice president of Southern Color & Chemical Co., Inc. He has been an active member and supporter of the Sam Jones Methodist Church for many years. In addition, he has been active in a number of local charities, both financially and in service.

      Jerry W. Braden, 57, was born in Rome, Georgia. He received a Bachelor of Science Degree and a Masters Degree in Agricultural Economics from the University of Georgia. He is owner of a real estate management and development company styled The Braden Group. The Braden Group is a trade name used to develop real estate, to sell real estate, and to own and manage apartment complexes. He has owned and operated The Braden Group since 1981. Mr. Braden has been actively involved in many civic endeavors in Bartow County, including past chairman of the Market Analysis Research Committee for the Washington-based Council for Affordable and Rural Housing; member of the Board of Directors of the Bartow County Habitat for Humanity; member of the Board of Directors Bartow County Home Builders Association; member of the Board of Trustees of the Sam Jones Historic Home and Museum; member of Board of Directors of the Cartersville-Bartow County Opera; and chairman of the Finance Committee of Trinity United Methodist Church.

      Sam R. McCleskey, 61, was born in Woodstock, Georgia. Since 1979, Mr. McCleskey has been a supervisor in the tool and die area of Lockheed Martin Corporation and also the owner of McCleskey Builders, Inc., a residential home builder.

      Stephen A. Taylor, 46, was born in Fairmount, Georgia. Mr. Taylor is the owner of Taylor Farm Supply, which has served Cartersville, Georgia for nearly 50 years. Mr. Taylor has attended Reinhardt College and Floyd College and is a supporter of both these institutions. He is a past member of the Purina Corporation Advisory Board. Mr. Taylor also coached several years in the Bartow County Recreation Department.

      B. Don Temples, 50, was born in Cartersville, Georgia. Mr. Temples received an Associate of Arts degree from Reinhardt College and a Bachelor of Business Administration degree from the

University of Georgia. He is a licensed real estate broker and co-owner of Temple's Construction, a residential real estate development and construction company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2001 and Form 5 and amendments thereto furnished to the Company during 2001, no person who, at any time during 2001, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2001 fiscal year or previously.

Item 10. Executive Compensation.

      The following table shows the cash compensation paid by the Company or Unity National Bank to its Chief Executive Officer and President for the years ended December 31, 1999, 2000 and 2001. No other executive officers of the Company or Unity National Bank earned total annual compensation, including salary and bonus, in excess of $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE

Name and      Year   Salary     Bonus    Other Annual       Restricted   Securities          LTIP      All Other
Position                                 Compensation(2)    Stock        Underlying          Payouts   Compensation
                                                            Awards       Options/SARS(#)
-------------------------------------------------------------------------------------------------------------------
Michael L.    2001   127,050    43,685          -----           -----         32,176           -----        -----
McPherson     -----------------------------------------------------------------------------------------------------
President     2000   123,792    18,150          -----           -----         27,284           -----        -----
& CEO         -----------------------------------------------------------------------------------------------------
              1999   110,000    24,383          -----           -----         17,500           -----        -----
-------------------------------------------------------------------------------------------------------------------

      (1) Executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed 10% of the executive's annual salary and bonus.

      (2) In recognition for the financial risks they undertook in connection with the formation of the Bank, each organizer of the Bank, who are also the initial directors, received warrants to purchase 17,500 additional shares of common stock, or an aggregate of 140,000 shares. Mr. McPherson, President and Chief Executive Officer of the Bank and also Director of the Company, received warrants to purchase 17,500 additional shares of common stock exercisable at $10.00 per share, expiring on November 30, 2008. In addition, Mr. McPherson was granted options to purchase 24,460 shares of common stock on March 16, 1999 of which one-fifth vest on each anniversary of the opening of the Bank, November 30, 1998.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------
Name     # of Securities      % of Total Options/SARs    Exercise or      Expiration Date
           Underlying          Granted to Employees      Base Price
           Option/ SAR            in Fiscal Year           $/Share
             Grants
-----------------------------------------------------------------------------------------
None           N/A                      N/A                  N/A                N/A
-----------------------------------------------------------------------------------------


                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------------------
Name                  Shares Acquired    Value Realized        Number of Securities          Value of Unexercised
                      on Exercise (#)          (#)            Underlying Unexercised             in-the-money
                                                              Options/SARS at FY-End        options/SARs at FY-End
                                                           (Exercisable Unexercisable)   (Exercisable/Unexercisable)
                                                                Base Price $/Share
-------------------------------------------------------------------------------------------------------------------
CEO-Michael L.              --                --                     32,176/0                    $225,232/0(1)
McPherson
-------------------------------------------------------------------------------------------------------------------

No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2001.

The Company does not have any Long Term Incentive Plans in effect.

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock on March 22, 2002 ($17.00) and the exercise prices of the options ($10.00).

Employment Agreements

      The Company has entered into an employment agreement with Mr. McPherson for a five year term pursuant to which Mr. McPherson serves as the President and Chief Executive Officer of the Company and Unity National Bank. Mr. McPherson receives an annual salary of $127,050, plus his yearly medical insurance premium. Mr. McPherson is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. Additionally, Mr. McPherson participates in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses. Following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. McPherson may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten-mile radius of the Bank's offices,
(ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

Director Compensation

Neither the Company nor Unity National Bank paid directors' fees in 2001.


                                      -66

Item 11. Security Ownership of Certain Beneficial Owners and Management

General

      The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 2001. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and vestment power with respect to the shares beneficially owned. Percentage ownership is calculated based on its outstanding shares.

                                    Number of Shares    Percentage of Beneficial
Name                                     Owned (1)             Ownership*
----                                ----------------    ------------------------
Kenneth R. Bishop                        35,000(2)               3.57%
Jerry W. Braden                          46,000(2)               4.70%
Donald D. George                         35,200(2)               3.59%
John S. Lewis                            35,000(2)               3.57%
Sam R. McCleskey                         35,300(2)               3.61%
Michael L. McPherson                     50,713(2)               5.18%
Stephen A. Taylor                        41,400(2)               4.24%
B. Don Temples                           38,500(2)               3.93%

Executive officers and directors        317,113                 32.39%
as a group (8 persons)

----------
* Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty
(60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

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

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITY HOLDINGS, INC.

Date: March 28, 2002                By: /s/ Michael L. McPherson
---------------------                   ----------------------------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2002.

Signature                               Title
---------                               -----


/s/ Kenneth R. Bishop                 Director
-------------------------------
Kenneth R. Bishop


/s/ Jerry W. Braden                   Director
-------------------------------
Jerry W. Braden


/s/ Michael L. McPherson              Director, President and
-------------------------------       Chief Executive Officer
Michael L. McPherson


/s/ Donald D. George                  Director
-------------------------------
Donald D. George


/s/ John S. Lewis                     Director
-------------------------------
John S. Lewis


/s/ Sam R. McCleskey                  Director
-------------------------------
Sam R. McCleskey


/s/ Stephen A. Taylor                 Director
-------------------------------
Stephen A. Taylor


/s/ B. Don Temples                    Director
-------------------------------
B. Don Temples


/s/ James D. Timmons                  Chief Financial Officer
-------------------------------
James D. Timmons

INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number                              Description                      Page Number
------                              -----------                      -----------

None