Form 10QSB
period 2002-03-31
UNITY HOLDINGS INC
filed 2002-05-14
CIK 1054929

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     March 31, 2002
                                           -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-45979

                              Unity Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                             58-2350609
--------------------------------                      --------------------------
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                          Identification No.)

         950 Joe Frank Harris Parkway, S.E., Cartersville, Georgia 30121
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 606-0555
                       ----------------------------------
                           (Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 839,211; $0.01 par value.

Transitional Small Business Disclosure Format     Yes           No  X
                                                     -----        -----

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                                        Page No.
                                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

             Consolidated Balance Sheet - March 31, 2002..............................        3

             Consolidated Statements of Income and Comprehensive Income -
               Three Months Ended March 31, 2002 and 2001.............................        4

             Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2002 and 2001................................................        5

             Notes to Consolidated Financial Statements...............................        6

          Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.....................        7

PART II   OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders................       14

          Item 6 - Exhibits and Reports on Form 8-K...................................       14

          Signatures..................................................................       15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                  (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                           $   2,450,412
Interest-bearing deposits in banks                                       65,660
Securities available-for-sale, at fair value                         12,845,241
Restricted equity securities, at cost                                   577,409
Federal funds sold                                                      754,000

Loans                                                                91,402,581
Less allowance for loan losses                                        1,261,758
                                                                  -------------
    Loans, net                                                       90,140,823
                                                                  -------------
Premises and equipment                                                5,317,041
Other assets                                                          1,844,820
                                                                  -------------
                                                                  $ 113,995,406
                                                                  =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits
  Noninterest-bearing                                             $   8,237,689
  Interest-bearing                                                   96,758,233
                                                                  -------------
    Total deposits                                                  104,995,922
Other liabilities                                                       642,946
                                                                  -------------
    Total liabilities                                               105,638,868
                                                                  -------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, par value $.01; 10,000,000 shares authorized;
    none issued                                                              --
  Common stock, par value $.01; 10,000,000 shares authorized;
    839,211 shares issued and outstanding                                 8,392
  Capital surplus                                                     8,076,469
  Retained earnings                                                     323,975
  Accumulated other comprehensive loss                                  (52,298)
                                                                  -------------
    Total stockholders' equity                                        8,356,538
                                                                  -------------
                                                                  $ 113,995,406
                                                                  =============

See Notes to Consolidated Financial Statements

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

                                                                    2002           2001
                                                                -----------    -----------
Interest income
  Loans                                                         $ 1,886,353    $ 1,646,707
  Taxable securities                                                105,570        196,290
  Nontaxable securities                                              10,220          1,551
  Federal funds sold                                                  9,899         53,878
  Deposits in banks                                                     378          1,727
                                                                -----------    -----------
    Total interest income                                         2,012,420      1,900,153
                                                                -----------    -----------
Interest expense on deposits                                        934,846        995,089
                                                                -----------    -----------
    Net interest income                                           1,077,574        905,064
Provision for loan losses                                            74,975        154,000
                                                                -----------    -----------
    Net interest income after provision for loan losses           1,002,599        751,064
                                                                -----------    -----------
Other income
  Service charges on deposit accounts                                98,042         56,672
  Other operating income                                            152,539         52,632
                                                                -----------    -----------
                                                                    250,581        109,304
                                                                -----------    -----------
Other expenses
  Salaries and employee benefits                                    615,185        414,891
  Equipment and occupancy expenses                                  169,597        119,020
  Other operating expenses                                          324,485        221,366
                                                                -----------    -----------
                                                                  1,109,267        755,277
                                                                -----------    -----------
    Income before income taxes                                      143,913        105,091

Income tax expense                                                   54,000             --
                                                                -----------    -----------
    Net income                                                       89,913        105,091
Other comprehensive loss:
  Unrealized losses on securities available-for-sale
    arising during period, net of tax of $23,873 and
    $ --, respectively                                              (46,343)       (38,882)
                                                                -----------    -----------
    Comprehensive income                                        $    43,570    $    66,209
                                                                ===========    ===========
Basic earnings per share                                        $      0.11    $      0.13
                                                                ===========    ===========
Diluted earnings per share                                      $      0.10    $      0.12
                                                                ===========    ===========
Cash dividends per share                                        $        --    $        --
                                                                ===========    ===========

See Notes to Consolidated Financial Statements.

                      UNITY HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

                                                                    2002           2001
                                                                -----------    -----------
OPERATING ACTIVITIES
  Net income                                                    $    89,913    $   105,091
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation                                                     79,285         67,592
    Provision for loan losses                                        74,975        154,000
    (Increase) decrease in interest receivable                       36,859         (2,117)
    Increase (decrease) in interest payable                        (278,285)        79,723
    Net other operating activities                                 (125,148)        13,393
                                                                -----------    -----------
       Net cash provided by (used in) operating activities         (122,401)       417,682
                                                                -----------    -----------
INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits in banks      (2,577)        58,941
  Purchases of securities available-for-sale                     (4,147,767)    (4,193,082)
  Proceeds from maturities of securities available-for-sale       3,220,916      5,473,175
  Purchases of restricted equity securities                         (79,200)       (62,300)
  Net (increase) decrease in federal funds sold                   1,848,000     (1,687,000)
  Net increase in loans                                           3,340,140)    (7,489,738)
  Premiums paid on life insurance policies                               --       (125,800)
  Purchase of premises and equipment                                (51,968)      (126,807)
                                                                -----------    -----------
    Net cash used in investing activities                        (2,552,736)    (8,152,611)
                                                                -----------    -----------
FINANCING ACTIVITIES
  Net increase in deposits                                        2,704,189      8,380,089
                                                                -----------    -----------
    Net cash provided by financing activities                     2,704,189      8,380,089
                                                                -----------    -----------
Net increase in cash and due from banks                              29,052        645,160

Cash and due from banks at beginning of period                    2,421,360      2,103,763
                                                                -----------    -----------
Cash and due from banks at end of period                        $ 2,450,412    $ 2,748,923
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                    $ 1,213,131    $   915,366

    Income taxes                                                $    72,184    $    20,994

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

          The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Liquidity and Capital Resources

          As of March 31, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

          As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $23.5 million as of March 31, 2002. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

          At March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                        Actual
                                           -------------------------------
                                                                                  Minimum
                                                                                 Regulatory
                                             Consolidated         Bank          Requirement
                                           ----------------  --------------  ----------------
           Leverage capital ratios              7.56%            7.52%             4.00%
           Risk-based capital ratios:
              Tier I capital                    9.63             9.58              4.00
              Total capital                    10.88            10.83              8.00

          These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                           March 31,           December 31,
                                             2002                  2001
                                        ---------------      -----------------
                                                (Dollars in Thousands)
                                        --------------------------------------
Cash and due from banks                 $         2,451      $           2,421
Interest-bearing deposits in banks                   66                     63
Securities                                       13,422                 12,487
Federal funds sold                                  754                  2,602
Loans, net                                       90,141                 86,876
Premises and equipment                            5,317                  5,344
Other assets                                      1,844                  1,879
                                        ---------------      -----------------
                                        $       113,995      $         111,672
                                        ===============      =================

Deposits                                $       104,996      $         102,292
Other liabilities                                   643                  1,067
Stockholders' equity                              8,356                  8,313
                                        ---------------      -----------------
                                        $       113,995      $         111,672
                                        ===============      =================

Our total assets grew at a relatively stagnant rate of 2% for the first quarter of 2002. Deposit growth of $2,704,000 and a net decrease in federal funds sold of $1,848,000 was invested primarily in the interest-earning asset categories of loans and securities. Loan demand continues to be strong in our primary market area of Bartow County, Georgia. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 86-87% range. Stockholders' equity has increased by $43,000 due to net income of $90,000 being offset by increased unrealized losses on securities available-for-sale, net of tax, of $47,000.

Results of Operations For The Three Months Ended March 31, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                                   Three Months Ended
                                                      March 31,
                                        --------------------------------------
                                              2002                  2001
                                        ---------------      -----------------
                                               (Dollars in Thousands)
                                        --------------------------------------

Interest income                         $         2,012      $           1,900

Interest expense                                    935                    995
                                        ---------------      -----------------
                                                  1,077                    905
Net interest income

Provision for loan losses                            75                    154

Other income                                        251                    109

Other expense                                     1,109                    755
                                        ---------------      -----------------

Pretax income                                       144                    105

Income tax expense                                   54                     --
                                        ---------------      -----------------

Net income                              $            90      $            105
                                        ===============      ================

Our net interest income has increased by $172,000 for the first quarter of 2002 as compared to the same period in 2001. Our net interest margin decreased to 4.18% for the first quarter of 2002 as compared to 4.95% for the first quarter of 2001 and 4.23% for the entire year of 2001. The increase in net interest income is due primarily to an increase in average loans outstanding. The decrease in the net interest margin is due in part to yields on loans dropping to 8.34% for the first quarter of 2002 as compared to 10.69% for the first quarter of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 3.96% for the first quarter of 2002 as compared to 5.98% for the first quarter of 2001.

The provision for loan losses decreased by $79,000 for the first quarter of 2002 as compared to the same period in 2001. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The decrease in the provision for loan losses is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.38% at March 31, 2002 as compared to 1.36% at December 31, 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due, restructured, and other problem loans is as follows:

                                                                                        March 31,
                                                                           ------------------------------------
                                                                                2002                  2001
                                                                           ------------------------------------
                                                                                 (Dollars in Thousands)
                                                                           ------------------------------------
Nonaccrual loans                                                           $           265     $            26
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                            495                   0
Restructured loans                                                                       0                   0
Potential problem loans                                                                153
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                           3                   1
Interest income that was recorded on nonaccrual and restructured loans                   0                   0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                      ----------------------------------
                                                                           2002                2001
                                                                      ----------------   ---------------
                                                                           (Dollars in Thousands)
                                                                      ----------------------------------
Average amount of loans outstanding                                   $        90,497    $       61,591
                                                                      ================   ===============
Balance of allowance for loan losses at beginning of period           $         1,196    $          866
                                                                      ----------------   ---------------

Loans charged off
   Commercial and financial                                                        --                --
   Real estate mortgage                                                            --                 9
   Installment                                                                     11                34
                                                                      ----------------   ---------------
                                                                                   11                43
                                                                      ----------------   ---------------
Loans recovered
   Commercial and financial                                                        --                --
   Real estate mortgage                                                            --                --
   Installment                                                                      2                --
                                                                      ----------------   ---------------
                                                                                    2                --
                                                                      ----------------   ---------------
Net charge-offs                                                                     9                43
                                                                      ----------------   ---------------
Additions to allowance charged to operating expense during period                  75               154
                                                                      ----------------   ---------------
Balance of allowance for loan losses at end of period                 $         1,262    $          977
                                                                      ================   ===============
Ratio of net loans charged off during the period to
   average loans outstanding                                                      .01%              .07%
                                                                      ================   ===============


Other income increased by $142,000 for the first quarter of 2002 as compared to the same period in 2001. Increased service charges of $41,000 and increased mortgage loan origination fees of $94,000 accounted for the majority of the change in other income.

Other operating expenses increased by $354,000 for the first quarter of 2002 as compared to the same period in 2001. Salaries and employee benefits have increased by $200,000 due to an increase in the number of full time equivalent employees to 46 at March 31, 2002 from 32 at March 31, 2001 and to other annual salary increases. The increase in the number of employees is due primarily to the opening of a new branch in Rome, Georgia in the third quarter of 2001. Equipment and occupancy expenses have increased by $51,000 due to increased depreciation costs associated with our expanded physical facilities. Other operating expenses have increased by $103,000 due primarily to our overall growth.

We have provided for income taxes at an effective tax rate of 38% including state income taxes for the first three months of 2002. No taxes were recorded during the first quarter of 2001 due to cumulative net operating losses.

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


DATE:  May 14, 2002              BY:   /s/ Michael L. McPherson
       ------------                 --------------------------------------------
                                    Michael L. McPherson, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 14, 2002              BY:  /s/ James D. Timmons
       ------------                 --------------------------------------------
                                    James D. Timmons, CFO
                                    (Principal Financial and Accounting Officer)