Form 10QSB
period 2002-06-30
UNITY HOLDINGS INC
filed 2002-08-12
CIK 1054929

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2002
                                            ----------------------

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

                                 (770) 606-0555
                           (Issuer's telephone number)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 870,461; $0.01 par value.

Transitional Small Business Disclosure Format    Yes         No    X
                                                     -----       -----

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

           Consolidated Balance Sheet - June 30, 2002 .................     3

           Consolidated Statements of Income and Comprehensive Income -
              Three Months Ended June 30, 2002 and 2001 and Six Months
              Ended June 30, 2002 and 2001 ............................     4

           Consolidated Statement of Cash Flows - Six Months Ended
              June 30, 2002 and 2001 ..................................     5

           Notes to Consolidated Financial Statements .................     6

         Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................     7


PART II. OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds ...........    15

         Item 4 - Submission of Matters to a Vote of Security Holders . 15-16

         Item 6 - Exhibits and Reports on Form 8-K ....................    16

         Signatures ...................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       UNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                            Assets
                                            ------

Cash and due from banks                                                                         $            2,840,806
Interest-bearing deposits in banks                                                                             304,062
Securities available-for-sale, at fair value                                                                12,956,857
Restricted equity securities, at cost                                                                          577,409
Federal funds sold                                                                                           2,299,000

Loans                                                                                                       94,464,217
Less allowance for loan losses                                                                               1,290,790
                                                                                                -----------------------
          Loans, net                                                                                        93,173,427
                                                                                                -----------------------

Premises and equipment                                                                                       5,211,580
Other assets                                                                                                 1,861,337
                                                                                                -----------------------

                                                                                                $          119,224,478
                                                                                                =======================

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Deposits

    Noninterest-bearing                                                                         $            8,868,777
    Interest-bearing                                                                                       100,369,079
                                                                                                -----------------------
          Total deposits                                                                                   109,237,856
Other liabilities                                                                                              836,092
                                                                                                -----------------------
          Total liabilities                                                                                110,073,948
                                                                                                -----------------------

Commitments and contingencies

Stockholders' equity

    Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued                                                                                                  -
    Common stock, par value $.01; 10,000,000 shares authorized;
        870,461 shares issued and outstanding                                                                    8,705
    Capital surplus                                                                                          8,576,156
    Retained earnings                                                                                          479,496
    Accumulated other comprehensive income                                                                      86,173
                                                                                                -----------------------
          Total stockholders' equity                                                                         9,150,530
                                                                                                -----------------------

                                                                                                $          119,224,478
                                                                                                =======================


See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                       ------------------------------------   ----------------------------------

                                                             2002               2001               2002               2001
                                                       ----------------    ---------------    --------------    -----------------
Interest income

    Loans                                              $     1,885,357      $   1,768,309      $  3,771,710       $    3,415,016
    Taxable securities                                         117,134            116,937           222,704              313,227
    Nontaxable securities                                       11,714              1,487            21,934                3,038
    Federal funds sold                                          11,288             80,345            21,187              134,223
    Deposits in banks                                            1,148                735             1,526                2,462
                                                       ----------------    ---------------    --------------    -----------------
              Total interest income                          2,026,641          1,967,813         4,039,061            3,867,966
                                                       ----------------    ---------------    --------------    -----------------

Interest expense on deposits                                   917,573          1,111,801         1,852,419            2,106,890
                                                       ----------------    ---------------    --------------    -----------------

              Net interest income                            1,109,068            856,012         2,186,642            1,761,076
Provision for loan losses                                      139,067            117,500           214,042              271,500
                                                       ----------------    ---------------    --------------    -----------------
              Net interest income  after
                provision for loan losses                      970,001            738,512         1,972,600            1,489,576
                                                       ----------------    ---------------    --------------    -----------------

Other income

    Service charges on deposit accounts                        112,828             62,870           210,870              119,542
    Gain on sale of securities available-for-sale               13,427                668            13,427                  668
    Other operating income                                     154,875             97,368           307,414              150,000
                                                       ----------------    ---------------    --------------    -----------------
                                                               281,130            160,906           531,711              270,210
                                                       ----------------    ---------------    --------------    -----------------

Other expenses

    Salaries and employee benefits                             484,256            411,578         1,099,441              826,469
    Equipment and occupancy expenses                           161,481            121,194           331,078              240,214
    Other operating expenses                                   357,872            265,510           682,357              486,876
                                                       ----------------    ---------------    --------------    -----------------
                                                             1,003,609            798,282         2,112,876            1,553,559
                                                       ----------------    ---------------    --------------    -----------------

              Income before income taxes               $       247,522      $     101,136      $    391,435      $       206,227

Income tax expense                                              92,000                  -           146,000                    -
                                                       ----------------    ---------------    --------------    -----------------

              Net income                                       155,522            101,136           245,435              206,227

Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-
      for-sale arising during period, net of tax               138,471               (462)           92,128              (39,344)
                                                       ----------------    ---------------    --------------    -----------------

              Comprehensive income                     $       293,993      $     100,674      $    337,563      $       166,883
                                                       ================    ===============    ==============    =================

Basic earnings per share                               $          0.29      $        0.12      $       0.19      $          0.25
                                                       ================    ===============    ==============    =================

Diluted earnings per share                             $          0.27      $        0.11      $       0.17      $          0.23
                                                       ================    ===============    ==============    =================

Cash dividends per share                               $             -      $           -      $          -      $             -
                                                       ================    ===============    ==============    =================

See Notes to Consolidated Financial Statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                                                      2002                   2001
                                                                               ------------------    -------------------
OPERATING ACTIVITIES
    Net income                                                                 $         245,435      $         206,227
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                     158,485                136,286
        Provision for loan losses                                                        214,042                271,500
        Gain on sale of securities available-for-sale                                    (13,427)                  (668)
        Gain on sale of premises and equipment                                           (72,691)                     -
        Increase in interest receivable                                                  (12,482)               (49,100)
        Increase (decrease) in interest payable                                         (230,877)               352,625
        Net other operating activities                                                    (4,920)               (99,562)
                                                                               ------------------    -------------------

              Net cash provided by operating activities                                  283,565                817,308
                                                                               ------------------    -------------------

INVESTING ACTIVITIES

    Net (increase) decrease in interest-bearing deposits in banks                       (240,979)                56,677
    Purchases of securities available-for-sale                                        (9,355,385)            (7,170,423)
    Proceeds from sale of securities available-for-sale                                1,501,875                210,630
    Proceeds from maturities of securities available-for-sale                          7,038,274              6,096,867
    Purchases of restricted equity securities                                            (79,200)               (62,300)
    Net (increase) decrease  in federal funds sold                                       303,000             (7,932,000)
    Net increase in loans                                                             (6,410,417)           (15,948,743)
    Purchase of premises and equipment                                                   (95,777)              (550,438)
    Proceeds from sale of premises and equipment                                          28,367                      -
    Premiums paid on life insurance policies                                                   -               (125,800)
                                                                               ------------------    -------------------

          Net cash used in investing activities                                       (7,310,242)           (25,425,530)
                                                                               ------------------    -------------------

FINANCING ACTIVITIES

    Net increase in deposits                                                           6,946,123             24,522,078
    Proceeds from sale of common stock                                                   500,000                      -
                                                                               ------------------    -------------------

          Net cash provided by financing activities                                    7,446,123             24,522,078
                                                                               ------------------    -------------------

Net increase (decrease) in cash and due from banks                                       419,446                (86,144)

Cash and due from banks at beginning of period                                         2,421,360              2,103,763
                                                                               ------------------    -------------------

Cash and due from banks at end of period                                       $       2,840,806      $       2,017,619
                                                                               ==================    ===================

SUPPLEMENTAL DISCLOSURES

    Cash paid during the period for:

        Interest                                                               $       2,083,296      $       1,754,265

        Income taxes                                                           $         217,184      $         132,994

NONCASH TRANSACTIONS

        Financed sale of premises and equipment                                $         114,394      $               -

        Loans transferred to other real estate owned                           $          13,000      $               -

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

         The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                       UNITY HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Unity Holdings, Inc. and its subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

As of June 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $29.8 million as of June 30, 2002. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2002, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                 -------------------------------
                                                                      Minimum
                                                                     Regulatory
                                   Consolidated       Bank          Requirement
                                 ---------------- --------------  --------------
   Leverage capital ratios            7.88 %          7.84 %         4.00 %
   Risk-based capital ratios:
      Tier I capital                  9.88            9.84           4.00
      Total capital                  11.13           11.09           8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. On June 1, 2002, we commenced an offering of our common stock in a private offering to accredited investors. The maximum number of shares that will be sold in the offering is 200,000 shares at a price of $16 per share. As of June 30, 2002, we have issued 31,250 shares of commons stock from the offering. Anticipated future earnings and proceeds from the common stock offering will assist in keeping capital ratios at satisfactory levels.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                       June 30,
                                                         2002
                                                  ----------------
     Commitments to extend credit                 $   13,837,000
     Letters of credit                                   231,000
                                                  ----------------
                                                  $   14,068,000
                                                  ================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                            June 30,     December 31,
                                              2002           2001
                                         ------------    -------------
                                             (Dollars in Thousands)
                                         ------------------------------
Cash and due from banks                  $     2,841     $      2,421
Interest-bearing deposits in banks               304               63
Securities                                    13,534           12,487
Federal funds sold                             2,299            2,602
Loans, net                                    93,173           86,876
Premises and equipment                         5,212            5,344
Other assets                                   1,861            1,879
                                         ------------    -------------
                                         $   119,224     $    111,672
                                         ============    =============

Deposits                                 $   109,238     $    102,292
Other liabilities                                836            1,067
Stockholders' equity                           9,150            8,313
                                         ------------    -------------
                                         $   119,224     $    111,672
                                         ============    =============

Our total assets grew by 7% for the first six months of 2002. Deposit growth of $6.9 million and proceeds from the sale of our common stock of $500,000 were used to fund net loan growth of $6.3 million with the remainder being primarily invested in securities. Loan demand continues to be strong in our primary market area of Bartow County, Georgia and surrounding counties. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 86-87% range. Stockholders' equity has increased by $837,000 due to net income of $245,000; increased unrealized gains on securities available-for-sale, net of tax, of $92,000 and proceeds received from the sale of common stock of $500,000.

Results of Operations For The Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                       Three Months Ended
                                            June 30,

                                       2002                 2001
                                  ----------------    -----------------
                                         (Dollars in Thousands)
                                  -------------------------------------

Interest income                   $         2,027     $          1,968
Interest expense                              918                1,112
                                  ----------------    -----------------
Net interest income                         1,109                  856
Provision for loan losses                     139                  118
Other income                                  281                  161
Other expense                               1,003                  798
                                  ----------------    -----------------
Pretax income                                 248                  101
Income tax                                     92                  -
                                  ----------------    -----------------
Net income                        $           156     $            101
                                  ================    =================

                                           Six Months Ended
                                               June 30,

                                       2002                 2001
                                  ----------------    -----------------
                                         (Dollars in Thousands)
                                  -------------------------------------

Interest income                   $         4,039     $          3,868
Interest expense                            1,852                2,107
                                  ----------------    -----------------
Net interest income                         2,187                1,761
Provision for loan losses                     214                  272
Other income                                  531                  270
Other expense                               2,113                1,553
                                  ----------------    -----------------
Pretax income                                 391                  206
Income tax                                    146                  -
                                  ----------------    -----------------
Net income                        $           245     $            206
                                  ================    =================


Our net interest income increased by $253,000 and $426,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 4.17% during the first six months of 2002 as compared to 4.45% for the first six months of 2001 and 4.23% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in the net interest margin is due in part to yields on loans dropping to 8.27% for the first six months of 2002 as compared to 10.44% for the first six months of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 3.86% for the first six months of 2002 as compared to 5.83% for the first six months of 2001.

The provision for loan losses increased by $21,000 and decreased by $58,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The amounts provided are due primarily to loan growth, increased net loan charge-offs, and our assessment of inherent risk in the loan portfolio. The overall decrease in the provision for loan losses is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.37% at June 30, 2002 as compared to 1.36% at December 31, 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:


                                                                           June 30,
                                                                     ----------------------
                                                                       2002         2001
                                                                     ---------   ----------
                                                                     (Dollars in Thousands)
                                                                     ----------------------
Nonaccrual loans                                                     $    187    $    271
Loans contractually past due ninety days or more as
   to interest or principal payments and still accruing                    14         113
Restructured loans                                                          0           0
Potential problem loans                                                   271           0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                              3           3
Interest income that was recorded on nonaccrual and
   restructured loans                                                       0           0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                       2002                 2001
                                                                                 ------------------   -----------------
                                                                                        (Dollars in Thousands)
                                                                                 --------------------------------------

Average amount of loans outstanding                                              $          91,194    $         65,431
                                                                                 ==================   =================

Balance of allowance for loan losses at beginning of period                      $           1,196    $            866
                                                                                 ------------------   -----------------

Loans charged off

   Commercial and financial                                                                     57                   0
   Real estate mortgage                                                                         22                   9
   Installment                                                                                  50                  28
                                                                                 ------------------   -----------------
                                                                                               129                  37
                                                                                 ------------------   -----------------

Loans recovered

   Commercial and financial                                                                      0                   0
   Real estate mortgage                                                                          2                   0
   Installment                                                                                   8                   0
                                                                                 ------------------   -----------------
                                                                                                10                   0
                                                                                 ------------------   -----------------

Net charge-offs                                                                                119                  37
                                                                                 ------------------   -----------------

Additions to allowance charged to
   operating expense during period                                                             214                 272
                                                                                 ------------------   -----------------

Balance of allowance for loan losses at end of period                            $           1,291    $          1,101
                                                                                 ==================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                 .13 %                .06%
                                                                                 ==================   =================

Other income increased by $120,000 and $261,000 for the second quarter and first six months, respectively, of 2002 as compared to the same periods in 2001. Increased service charges on deposit accounts associated with the overall deposit growth of $91,000, increased mortgage loan origination fees of $72,000, and a gain recognized on the sale of premises of $73,000 in the second quarter of 2002 accounted for the majority of the year-to-date increase in other income.

Other expenses increased by $205,000 and $560,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased overall by $273,000 due to an increase in the number of full time equivalent employees to 45 at June 30, 2002 from 38 at June 30, 2001 and to other annual salary increases. The increase in the number of employees is due primarily to the opening of a new branch in Rome, Georgia in the third quarter of 2001. Equipment and occupancy expenses have increased overall by $91,000 due to increased depreciation and other costs associated with our expanded physical facilities. Other operating expenses have increased overall by $196,000 due primarily to our overall growth.

We have provided for income taxes at an effective rate of 37% including state income taxes for the second quarter and first six months of 2002, respectively. No taxes were recorded during the first six months of 2001 due to cumulative net operating losses.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter of 2002, the Company sold 31,250 additional shares of common stock through a private placement offering. The shares sold pursuant to the private placement were claimed exempt from registration by the issuer pursuant to Federal and State securities laws (Regulation D and O.C.G.A. ss. 10-5-9(16) respectively). The shares were sold by the executive officers and directors of the Company without commissions, remuneration, or other compensation. All purchasers executed a subscription agreement in which each represented that he or she met the requirements of an "accredited investor" with the meaning of Regulation D under the Securities Act of 1933. The sale generated additional capital of $500,000 during the period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Company was held on May 15, 2002.

         (b) The following Class I directors were elected at the meeting to serve terms for three years:

                  Donald D. George
                  John S. Lewis
                  Michael L. McPherson

                  Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

                  Donald D. George                # of Shares
                                                -------------
                  For                                503,036
                  Against                                  -
                  Abstained                                -
                  Not voted                            1,925
                                                -------------
                  Total                              504,961
                                                =============


                  John S. Lewis                   # of Shares
                                                -------------
                  For                                503,036
                  Against                                  -
                  Abstained                                -
                  Not voted                            1,925
                                                -------------
                  Total                              504,961
                                                =============

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)


                  Michael L. McPherson            # of Shares
                                                --------------
                  For                                 503,036
                  Against                                   -
                  Abstained                                 -
                  Not voted                             1,925
                                                --------------
                  Total                               504,961
                                                ==============

                  The terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting. The terms of the Class III directors expire at the 2004 Annual Shareholders Meeting. Our directors and their classes are:

                           Class I                       Class II                       Class III

                    Donald D. George               Sam R. McCleskey               Kenneth R. Bishop
                    John S. Lewis                  Stephen A. Taylor              Jerry W. Braden
                    Michael L. McPherson           B. Don Temples


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                          99.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          99.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITY HOLDINGS, INC.
                                  (Registrant)

DATE:  August 12, 2002       BY:  /s/ Michael L. McPherson
       ---------------            ----------------------------------------------
                                  Michael L. McPherson, President and C.E.O.
                                  (Principal Executive Officer)


DATE:  August 12, 2002       BY:  /s/ James D. Timmons
       ---------------            ----------------------------------------------
                                  James D. Timmons, C.F.O.
                                  (Principal Financial and Accounting Officer)