Form 10QSB
period 2002-09-30
UNITY HOLDINGS INC
filed 2002-11-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-45979

Unity Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2350609 (IRS Employer Identification No.)

950 Joe Frank Harris Parkway, S.E., Cartersville, Georgia 30121
(Address of principal executive offices)

(770) 606-0555
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 902,111; $0.01 par value.

Transitional Small Business Disclosure Format Yes ☐ No ☒

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Consolidated Balance Sheet - September 30, 2002	3

		Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	4

		Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 2	Changes in Securities and Use of Proceeds	15

	Item 4	Submission of Matters to a Vote of Security Holders	15

	Item 6	Exhibits and Reports on Form 8-K	15

		SIGNATURES	16

		CERTIFICATIONS	17

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

Assets

Cash and due from banks	$2,544,914
Interest-bearing deposits in banks	308,276
Securities available-for-sale, at fair value	11,538,914
Restricted equity securities, at cost	577,409
Federal funds sold	4,661,000

Loans	103,249,704
Less allowance for loan losses	1,403,378

Loans, net	101,846,326

Premises and equipment	5,187,453
Other assets	1,886,291

Total assets	$128,550,583

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$9,559,998
Interest-bearing	107,035,977

Total deposits	116,595,975
Other liabilities	2,046,084

Total liabilities	118,642,059

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	—
Common stock, par value $.01; 10,000,000 shares authorized; 902,111 shares issued and outstanding	9,021
Capital surplus	9,081,040
Retained earnings	667,639
Accumulated other comprehensive income	150,824

Total stockholders’ equity	9,908,524

Total liabilities and stockholders’ equity	$128,550,583

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$2,029,788	$1,922,573	$5,801,498	$5,337,589
Taxable securities	138,379	112,405	361,083	425,632
Nontaxable securities	16,435	2,704	38,369	5,741
Federal funds sold	6,662	61,420	27,849	195,643
Deposits in banks	1,276	3,258	2,802	5,720

Total interest income	2,192,540	2,102,360	6,231,601	5,970,325

Interest expense on deposits	966,029	1,121,038	2,818,448	3,227,928

Net interest income	1,226,511	981,322	3,413,153	2,742,397
Provision for loan losses	192,800	133,215	406,842	404,715

Net interest income after provision for loan losses	1,033,711	848,107	3,006,311	2,337,682

Other income
Service charges on deposit accounts	126,531	75,919	337,401	195,460
Gain on sales of securities available-for-sale	17,503	—	30,930	667
Other operating income	120,147	101,954	427,561	251,955

Total other income	264,181	177,873	795,892	448,082

Other expenses
Salaries and employee benefits	498,101	486,650	1,597,542	1,313,119
Equipment and occupancy expenses	159,261	120,161	490,339	360,375
Other operating expenses	346,688	275,728	1,029,045	762,604

Total other expenses	1,004,050	882,539	3,116,926	2,436,098

Income before income taxes	293,842	143,441	685,277	349,666

Income tax expense	105,700	52,787	251,700	52,787

Net income	188,142	90,654	433,577	296,879

Other comprehensive income (loss):
Unrealized gains (losses) on securities available- for-sale arising during period	64,651	22,709	156,779	(16,635)

Comprehensive income	$252,793	$113,363	$590,356	$280,244

Basic earnings per share	$0.21	$0.11	$0.51	$0.35

Diluted earnings per share	$0.20	$0.10	$0.47	$0.34

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$433,577	$296,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240,332	204,137
Provision for loan losses	406,842	404,715
Gain on sale of securities available-for-sale	(30,930)	(668)
Gain on sale of premises and equipment	(72,691)	—
Increase in interest receivable	(23,422)	(52,647)
Increase (decreease) in interest payable	(218,070)	159,212
Net other operating activities	(102,089)	(110,222)

Net cash provided by operating activities	633,549	901,406

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(245,193)	54,105
Purchases of securities available-for-sale	(10,360,385)	(9,836,622)
Proceeds from sales of securities available-for-sale	2,570,781	10,250,050
Proceeds from maturities of securities available-for-sale	8,507,770	148,330
Purchases of restricted equity securities	(79,200)	(62,300)
Net increase in federal funds sold	(2,059,000)	(1,808,000)
Net increase in loans	(15,276,116)	(27,481,818)
Purchase of premises and equipment	(153,497)	(487,641)
Proceeds from sale of premises and equipment	28,367	—
Purchase of life insurance policies	—	(125,800)

Net cash used in investing activities	(17,066,473)	(29,349,696)

FINANCING ACTIVITIES
Net increase in deposits	14,304,242	28,982,470
Proceeds from sale of common stock	1,000,000	—
Proceeds from exercise of stock options	5,200	—
Net other financing activities	1,247,036	—

Net cash provided by financing activities	16,556,478	28,982,470

Net increase in cash and due from banks	123,554	534,180

Cash and due from banks at beginning of period	2,421,360	2,103,763

Cash and due from banks at end of period	$2,544,914	$2,637,943

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$3,036,518	$3,068,716

Income taxes	$289,684	$188,994

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$114,394	$—

Loans transferred to other real estate owned	$13,000	$—

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.       BASIS OF PRESENTATION

The consolidated financial information for Unity Holdings, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.       CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Unity Holdings, Inc. and its subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” or “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

As of September 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $31.068 million as of September 30, 2002. These deposits have been and are currently readily obtainable at rates significantly lower than rates that we pay on deposits in our local market.

At September 30, 2002, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	7.87%	7.83%	4.00%
Risk-based capital ratios:
Tier I capital	9.94	9.90	4.00
Total capital	11.19	11.15	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. On June 1, 2002, we commenced an offering of our common stock in a private offering to accredited investors. The maximum number of shares that will be sold in the offering is 200,000 shares at a price of $16 per share. As of September 30, 2002, we have issued 62,500 shares of common stock from the offering. Anticipated future earnings and proceeds from the common stock offering will assist in keeping capital ratios at satisfactory levels.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2002

Commitments to extend credit	$12,178,000
Letters of credit	285,000

$12,463,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2002	December 31, 2001

	(Dollars in Thousands)

Cash and due from banks	$2,545	$2,421
Interest-bearing deposits in banks	308	63
Securities	12,117	12,487
Federal funds sold	4,661	2,602
Loans, net	101,846	86,876
Premises and equipment	5,188	5,344
Other assets	1,886	1,879

	$128,551	$111,672

Deposits	$116,596	$102,292
Other liabilities	2,046	1,067
Stockholders’ equity	9,909	8,313

	$128,551	$111,672

Our total assets grew by 15.11% the first nine months of 2002. Deposit growth of $14.304 million and proceeds from the sale of our common stock of $1,005,200 were used primarily to fund loan growth of $15.178 million. Loan demand continues to be strong in our primary market area of Bartow County, Georgia and surrounding counties. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 86-88% range. Stockholders’ equity has increased by $1,595,556 due to net income of $433,577; increased unrealized gains on securities available-for-sale, net of tax, of $156,779 and proceeds received from the sale of common stock of $1,005,200.

Results of Operations For The Three Months Ended September 30, 2002 and 2001 and for the Nine Months Ended September 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$2,193	$2,102
Interest expense	966	1,121

Net interest income	1,227	981
Provision for loan losses	193	133
Other income	264	178
Other expense	1,004	883

Pretax income	294	143
Income tax	106	53

Net income	$188	$90

	Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$6,232	$5,970
Interest expense	2,818	3,228

Net interest income	3,414	2,742
Provision for loan losses	407	405
Other income	796	448
Other expense	3,117	2,435

Pretax income	686	350
Income tax	252	53

Net income	$434	$297

Our net interest income increased by $246,000 and $672,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 4.19% during the first nine months of 2002 as compared to 4.35% for the first nine months of 2001 and 4.23% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in the net interest margin is due in part to yields on loans dropping due to the prime loan rate decreasing to 4.75% and remaining at these low levels during most of the current year. Partially offsetting the magnitude of this decrease was the repricing of time deposits to lower rates as these funds matured. Due to variable rate loans tied to the prime lending rate the loans, at least in the short run, have repriced downward faster than time deposits matured and could be repriced at lower rates. As other deposits mature and are repriced we expect to see our net interest margin increase. However, any further drops in the prime lending rate would continue to have a negative impact on our net interest margin.

The provision for loan losses increased by $60,000 and $2,000 for the third quarter of 2002 and first nine months of 2002. The amounts provided are due primarily to loan volume, increased net loan charge-offs, and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.36% at September 30, 2002 as compared to 1.36% at December 31, 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,

	2002	2001

	(Dollars in Thousands)

Nonaccrual loans	$141	$13
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	282	146
Restructured loans	0	0
Potential problem loans	757	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	5	6
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers, to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended June 30,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$94,542	$69,950

Balance of allowance for loan losses at beginning of period	$1,196	$866

Loans charged off
Commercial and financial	113	0
Real estate mortgage	44	9
Installment	56	43

	213	52

Loans recovered
Commercial and financial	0	0
Real estate mortgage	2	0
Installment	11	1

	13	1

Net charge-offs	200	51

Additions to allowance charged to operating expense during period	407	405

Balance of allowance for loan losses at end of period	$1,403	$1,220

Ratio of net loans charged off during the period to average loans outstanding	.21%	.07%

Other income increased by $ 86,000 and $ 348,000 for the third quarter and first nine months, respectively, of 2002 as compared to the same periods in 2001. Service charges on deposit accounts increased by $ 142,000 as a result of overall deposit growth and the implementation of a new product, “overdraft protection” checking accounts. Increased mortgage loan origination fees of $ 10,035, and a gain recognized on the sale of premises of $ 73,000 in the second quarter of 2002 accounted for the majority of the remainder of the year-to-date increase in other income.

Other expenses increased by $ 121,000 and $ 682,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased year-to-date by $ 284,423 due to an increase in salaries, group insurance and bonus accruals. The number of full time equivalent employees remained at 44 as it was at September 30, 2001. Equipment and occupancy expenses have increased year-to-date by $ 129,964 due to increased depreciation and other costs associated with our expanded physical facilities. Other operating expenses have increased year-to-date by $ 266,440 due primarily to our overall growth.

We have provided for income taxes at an effective rate of 36 % including state income taxes for the third quarter and first nine months of 2002, respectively. Income taxes have increased year-to-date over the comparable period in 2001 by $ 199,000 due to increased profitability and the company being in a fully taxable environment which did not occur until the 3rd quarter of 2001.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2002, the Company sold 31,250 additional shares of common stock through a private placement offering. The shares sold pursuant to the private placement were claimed exempt from registration by the issuer pursuant to Federal and State securities laws (Regulation D and O.C.G.A. § 10-5-9(16) respectively). The shares were sold by the executive officers and directors of the Company without commissions, remuneration, or other compensation. All purchasers executed a subscription agreement in which each represented that he or she met the requirements of an “accredited investor” with the meaning of Regulation D under the Securities Act of 1933. The sale generated additional capital of $500,000 during the period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC. (Registrant)
Date:	November 12, 2002	By:	/s/ MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O. (Principal Executive Officer)

Date:	November 12, 2002	By:	/s/ JAMES D. TIMMONS

James D. Timmons, C.F.O. (Principal Financial and Accounting Officer)

Certifications

I, Michael L. McPherson, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Unity Holdings, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O. (Principal Executive Officer)

I, James D. Timmons, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Unity Holdings, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JAMES D. TIMMONS

James D. Timmons, C.F.O. (Principal Financial and Accounting Officer)