Form 10KSB
period 2002-12-31
UNITY HOLDINGS INC
filed 2003-03-31
CIK 1054929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒            Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

OR

☐          Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-25851

UNITY HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2350609 (I.R.S. Employer Identification No.)

950 Joe Frank Harris Pkwy, S.E. Cartersville, Georgia (Address of Principal Executive Offices)	30121 (Zip Code)

(770) 606-0555
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s net income for its most recent fiscal year was $833,395. As of December 31, 2002, 1,009,910 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on June 30, 2002 was $13,624,704. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $16.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

UNITY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Item Number	Page Number

Item 1.            Description of Business.

General

Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a bank holding company to own and control all of the capital stock of Unity National Bank. Organizing activities for the Company began during the summer of 1997, consisting primarily of preparation and filing of a registration statement for sale of the Company’s stock, preparation and filing of the Bank’s charter application, acquisition of physical facilities, and hiring of staff. On November 30, 1998, the Federal Deposit Insurance Corporation approved the Bank’s application for deposit insurance, and on February 11, 1998, the Office of the Comptroller of the Currency approved the Bank’s charter application. The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on November 30, 1998. The Bank began operations as a national bank on November 30, 1998 at its main banking location in Cartersville, Georgia. On January 4, 1999, the Bank opened a branch office in Adairsville, Georgia. On October 9, 2001, the Bank opened another branch office in Rome, Georgia.

Location and Service Area

The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from a main office in Cartersville, Georgia located at the corner of Joe Frank Harris Parkway and Market Place Boulevard, S.E. in Cartersville, Georgia and branch offices located at 7450 Adairsville Highway, NW, Adairsville, Georgia and 42 Three Rivers Drive, Rome, Georgia. See “Description of Property” below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within a primary service area of Bartow County and Floyd County, Georgia, with a secondary market which includes the neighboring counties of Cherokee, Chattooga, Gordon and Polk.

Bartow County is located in northwest Georgia, approximately 40 miles from the city of Atlanta. Bartow County, which had a population of 80,026 in 2001 and a median effective buying income per household of $43,660, includes the cities of Cartersville, Adairsville, Emerson, Kingston, Stilesboro, Taylorville and White. Bartow County is generally rectangular in shape and the main office of the Bank is located in Cartersville, which is close to the southeast corner of the county. To the east and south of Cartersville is Lake Allatoona, which is a natural barrier to the remainder of that part of the county and to a portion of adjacent counties. The primary markets for the main office and the branch located in Bartow County include the cities of Cartersville and Adairsville, which are located in the northern and southern parts of Bartow County and provide access for residents of the entire county.

Floyd County is also located in northwest Georgia and had a population of 91,118 in 2001 and a median effective buying income per household of $35,615. Our branch is located in Rome, Georgia, which is located in the center of Floyd County. The primary market for the bank is the City of Rome, which draws from secondary markets which include Gordon, Polk, Cherokee and Chattooga Counties.

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

Marketing Focus

Most of the banks in the Bartow and Floyd Counties area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow and Floyd Counties area, the Company believes that there has been a void in the community banking market in the Bartow and Floyd Counties area and believes that the Bank successfully fills this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company’s local ownership, community bank nature, and ability to provide more personalized service than its competition.

Deposits

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the Bartow County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Activities

General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank’s market area.

Real Estate Loans. One of the primary components of the Bank’s loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow and Floyd Counties area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See “Competition” below. The Bank also originates loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank’s borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Bartow and Floyd Counties areas. The well-established banks in the Bartow and Floyd Counties area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium- sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are ninety-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank’s borrowers, and the principal competitors for consumer loans are the established banks in the Bartow and Floyd Counties area. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers’ loan committee. The officers’ loan committee has lending limits, and any loan in excess of this lending limit is approved by the directors’ loan committee. The Bank will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. The Bank currently intends to adhere to Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The Bank does not currently sell its mortgage loans on the secondary market, but may choose to do so in the future.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. These limits will increase or decrease as the Bank’s capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Bartow County and elsewhere. There are currently twenty commercial banks operating in Bartow County, holding approximately $854 million in deposits. There are also four credit unions in the county. There are currently nine commercial banks and five credit lenders operating in Floyd County, holding approximately $1.1 billion in deposits. A number of these competitors are well established in the Bartow and Floyd Counties areas. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2002, the Bank had 46 full-time employees and three part-time employees.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

The Company

Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross- guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

General. The Bank operates as a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the

“FDIC”) up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act (the “GLB Act”) dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

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

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank’s direct conduct. The GLB Act repealed two sections of the Glass- Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

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

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company’s depository institutions meet the well- capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act’s amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in the late 1980’s and early 1990’s, the fees that commercial banks and thrifts pay to BIF and SAIF increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well capitalized banks to $0.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $0.31 per $100, subject to a statutory minimum assessment of $2,000 per year. However, the Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separated, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk- related assessment rate schedule. Initially, FICO semiannual assessment rates were set at 1.30 basis points annually for BIF deposits. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and there can be no assurance that such cost can be passed on the Bank’s customers.

Dividends

The principal source of the Company’s cash revenues comes from dividends and interest income on its investments. In addition, the Company may receive cash revenues from dividends paid by the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Regulations” below.

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

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off- balance sheet exposure and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk- based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as “well capitalized.” As of December 31, 2002, the Company had Tier 1 and Total Risk-Based Capital Ratios of 11.39% and 12.65%, respectively. For a more detailed analysis of the Company and Bank’s regulatory requirements, see Note 12 to the Notes to Consolidated Financial Statements.

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature “squeeze” on capital could occur making a capital infusion necessary. The requirements could impact the Company’s ability to pay dividends. The Company’s capital levels are currently more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Bank’s capital position in a relatively short period of time.

Interstate Banking And Branching Restrictions

On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

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

Item 2.            Description of Property.

Cartersville Office. The Bank’s main office is located in Cartersville at 950 Joe Frank Harris Parkway, at the corner of Joe Frank Harris Parkway and Market Place Boulevard. This permanent facility has 10,500 square feet in a two story brick facility. This facility has a drive through station consisting of four teller lanes and one with a drive up automated teller service machine.

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

Rome Office. On October 9, 2001, the Bank opened a temporary bank office at 42 Three Rivers Drive in Rome, Georgia. Construction on a permanent facility will begin in late 2003 and is estimated to be completed in early 2004.

The Company believes that the facilities will adequately serve the Bank’s needs its first several years of operation.

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

Item 5.            Market For Common Equity And Related Stockholder Matters.

(a)       The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company’s common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 2002, there were approximately 1,146 shareholders of record.

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

Year	High Selling Price	Low Selling Price

2002
First Quarter	18.00	18.00
Second Quarter	17.00	16.00
Third Quarter	17.00	16.00
Fourth Quarter	18.00	15.00

The Company has not paid dividends since its inception. As discussed in Item 1 above, the Bank’s ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

During 2002, the Company sold 170,299 additional shares of common stock at $16.00 per share through a private placement offering. The shares sold pursuant to the private placement were claimed exempt from registration by the issuer pursuant to federal and state securities laws (Regulation D and O.C.G.A. § 10-5-9(16), respectively). The shares were sold by the executive officers and directors of the Company without commissions, remuneration, or any other compensation. All purchasers executed a subscription agreement in which each represented that he or she met the requirements of an “accredited investor” within the meaning of Regulation D under the Securities Act of 1933. The sale generated additional capital of $2,724,784 during the year.

Item 6.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Unity National Bank, at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

Overview

Our 2002 results were highlighted by reporting net income of $833,395 in our fourth full year of operations. We also completed a private placement offering of our stock which raised approximately $2.3 million. Despite a downturn in the national and state economy exacerbated by the effects of global uncertainties, we continued to have significant loan and deposit growth that should provide a base for continued profitability.

Financial Condition at December 31, 2002 and 2001

The following is a summary of our balance sheets for the years indicated:

	December 31,

	2002	2001

	(Dollars in Thousands)

Cash and due from banks	$3,575	$2,421
Interest-bearing deposits in banks	312	63
Federal funds sold	561	2,602
Securities	13,125	12,487
Loans, net	106,382	86,876
Premises and equipment	5,102	5,344
Other assets	1,881	1,879

	$130,938	$111,672

Total deposits	$117,971	$102,292
Other liabilities and redeemable common stock	1,023	1,068
Stockholders’ equity	11,944	8,312

	$130,938	$111,672

As of December 31, 2002, we had total assets of $131.0 million, an increase of 17% over December 31, 2001. Total interest-earning assets were $121.9 million at December 31, 2002 or 93% of total assets as compared to 93% of total assets at December 31, 2001. Our primary interest-earning assets at December 31, 2002 were loans, which made up 88% of total interest-earning assets as compared 85% at December 31, 2001. Our loan to deposit ratio was 91% at December 31, 2002 as compared to 86% at December 31, 2001. Deposit growth of $15.6 million and proceeds from our stock offering of $2.3 million were used primarily to fund loan growth of $19.8 million.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and restricted equity securities, amounted to $13.1 million at December 31, 2002. Unrealized gains on securities amounted to $200,000 at December 31, 2002 as compared to $9,000 in unrealized losses at December 31, 2001. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 82% of our loan portfolio collateralized by real estate located in our primary market area of Bartow County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (33%) and construction loans to build one- to four-family residential properties (18%), and nonresidential properties consisting primarily of small business commercial properties (49%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows:

One- to four-family residential properties	85%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	80%

The remaining 18% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable. However, global uncertainties and the threat of war in the Middle East could negatively impact the local economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. National banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank’s statutory capital.

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

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $29 million as of December 31, 2002. These deposits are readily obtainable at rates not significantly different and often lower than rates we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by the Asset/Liability Committee and acceptable current banking practices our liquidity ratio of 20% at December 31, 2002, was well about our target ratio of equal to or greater than 10% and considered satisfactory.

At December 31, 2002, we had loan commitments outstanding of $12.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2002, we had arrangements with two commercial banks for short-term unsecured advances of $3 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $11 million. We also have a $14.8 million credit line established with the Federal Home Loan Bank.

At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders’ equity increased due to net income of $833,395 and other comprehensive income associated with our securities available-for-sale of $137,635. Equity also increased $2,725,505 due to additional commons stock issues. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, our primary source of funds available to Unity Holdings, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank’s regulatory agency. Currently, the Bank can pay $1,171,000 of dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2002 are as follows:

	Actual		Regulatory Requirements

	Consolidated	Bank

Leverage capital ratio	9.05%	8.99%	5.00%
Risk-based capital ratios:
Core capital	11.39	11.32	6.00
Total capital	12.65	12.58	10.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

At December 31, 2002, we had no material commitments for capital expenditures.

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

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management”.

Results of Operations For The Years Ended December 31, 2002 and 2001

The following is a summary of our operations for the years indicated.

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)

Interest income	$8,467	$8,018

Interest expense	3,766	4,290

Net interest income	4,701	3,728

Provision for loan losses	529	412

Other income	1,072	708

Other expenses	3,969	3,369

Pretax income	1,275	655

Income taxes	442	78

Net income	$833	$577

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

Our net yield on average interest-earning assets was 4.20% in 2002 as compared to 4.23% in 2001. Average loans increased by $23.6 million, which accounted for the majority of a $23.8 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $20.3 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 7.57% in 2002 from 9.10% in 2001. The rate paid on average interest-bearing liabilities decreased to 3.71% in 2002 from 5.30% in 2001. The decrease in the net yield is due primarily to decreases in the rates earned on our interest-earning assets as repricing of maturing or prime based assets were repriced at lower rates in the current interest rate environment. As our interest-bearing liabilities continue to mature and reprice, we expect to see our net yield increase.

Provision for Loan Losses

The provision for loan losses was $529,435 and $412,000 in 2002 and 2001, respectively. The amounts provided were due primarily to the growth of the portfolio, increased net charge-offs and to our assessment of the inherent risk in the portfolio. Net charge-offs for 2002 were $254,000 as compared to $82,000 for 2001. As of December 31, 2002, we had nonperforming loans and assets of $926,000 as compared to $69,000 at December 31, 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.36% at December 31, 2002 as compared to 1.36% at December 31, 2001.

Other Income

Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other income was $1,072,000 in 2002 as compared to $708,000 in 2001. The increase is due primarily to increased service charges on deposit accounts of $184,000, increased mortgage loan origination fees of $85,000; gain on sale of securities in the amount of $30,000; and gain on sale of other assets of $73,000.

Other Expenses

Other expenses for 2002 consist of salaries and employee benefits ($1,964,000), equipment and occupancy expenses ($643,000), and other operating expenses ($1,361,000). The increase in salaries and employee benefits of $164,000 is due to an increase in the number of employees to 48 at December 31, 2002 from 44 at December 31, 2001, and to other annual salary increases. The increase in the number of employees is due to bank-wide growth especially in the mortgage loan area. The increase in equipment and occupancy expenses of $123,000 is due to increased costs associated with occupying the main office, Adairsville branch and Rome branch facilities for a full year in 2002. The increase in other operating expenses of $311,000 is due to increased data processing expense of $71,000; director fees of $13,000 as compared to $0 in 2001; increased local and state occupational license tax due to increased gross receipts of $37,000, increased travel and entertainment expense of $27,000, and increased other costs of $148,000. The increase in other operating expenses is directly related to the overall growth of the Bank.

Income Tax

Income tax expense was $446,000 in 2002 as compared to $78,000 in 2001. The rate of income tax compared to pretax income was 35% in 2002 as compared to 12% in 2001. The lower rate in 2001 was primarily due to the recognition of deferred tax assets of $113,000 that had been previously accorded a valuation allowance.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank’s Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2002, our cumulative one year interest rate-sensitivity gap ratio was, as computed by the current Asset/Liability Model in use, 1.08. Our targeted ratio is .75 to 1.25 in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. Management and the Asset/Liability Committee recognizes this ratio is outside our target but both groups are comfortable with this position at present due to the ability to restrain increases in interest-bearing demand and savings deposits in the event interest rates increase. It is also noted that 56.8% of our certificates of deposit greater than $100,000 mature within the one year time horizon. We believe that as long as we pay the prevailing market rate on these type deposits and with the liquidity we have experienced in the broker market, our liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year but Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$312	$—	$—	$—	$312
Federal funds sold	561	—	—	—	561
Securities	2,075	4,620	4,968	1,462	13,125
Loans	53,315	24,273	25,915	4,350	107,853

	56,263	28,893	30,883	5,812	121,851

Interest-bearing liabilities:
Interest-bearing demand deposits	31,077	—	—	—	31,077
Savings	2,169	—	—	—	2,169
Certificates, less than $100,000	6,101	15,690	12,974	—	34,765
Certificates, $100,000 and over	7,062	16,481	17,875	—	41,418

	46,409	32,171	30,849	—	109,429

Interest rate sensitivity gap	$9,854	$(3,278)	$34	$5,812	$12,422

Cumulative interest rate sensitivity gap	$9,854	$6,576	$6,610	$12,422
Interest rate sensitivity gap ratio	1.21	0.90	1.00	—

Cumulative interest rate sensitivity gap ratio	1.21	1.08	1.06	1.11

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders’ equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND
STOCKHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)

ASSETS

Cash and due from banks	$2,635	$2,354
Interest-bearing deposits in banks	261	74
Taxable securities	10,620	8,060
Tax exempt securities	1,288	331
Securities valuation account	71	62
Federal funds sold	2,173	5,692
Loans (2)	97,565	73,967
Allowance for loan losses	(1,323)	(1,073)
Other assets	7,147	6,924

	$120,437	$96,391

Total interest-earning assets	$111,907	$88,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$8,574	$6,421
Interest-bearing demand	22,461	15,097
Savings	1,846	1,045
Time	76,603	64,823

Total deposits	109,484	87,386

Federal funds purchased	464	28
Other liabilities	841	961

Total liabilities	110,789	88,375
Stockholders’ equity	9,648	8,016

	$120,437	$96,391

Total interest-bearing liabilities	$101,374	$80,993

   (1)    Average balances were determined using the daily average balances during the year for each category.

   (2)    Nonaccrual loans included in average loans were $286,000 and $76,000 in 2002 and 2001, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,

	2002		2001

	Interest	Average Rate	Interest	Average Rate

	(Dollars in Thousands)

INTEREST INCOME:
Interest and fees on loans (1)	$7,889	8.09%	$7,251	9.80%
Interest on taxable securities	481	4.53	528	6.55
Interest on tax exempt securities	57	4.41	14	4.23
Interest on federal funds sold	36	1.66	222	3.90
Interest on deposits in banks	4	1.53	3	4.53

Total interest income	8,467	7.57	8,018	9.10

INTEREST EXPENSE:
Interest on interest-bearing demand deposits	439	1.95	398	2.64
Interest on savings deposits	31	1.70	20	1.93
Interest on time deposits	3,288	4.29	3,871	5.97
Interest on federal funds purchased	8	1.64	1	2.67

Total interest expense	3,766	3.71	4,290	5.30

NET INTEREST INCOME	$4,701		$3,728

Net interest spread		3.85%		3.80%

Net yield on average interest-earning assets		4.20%		4.23%

   (1)    Interest and fees on loans includes $758,000 and $653,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. Interest income recognized on nonaccrual loans during 2002 and 2001 was insignificant.

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

	Year Ended December 31,
	2002 vs. 2001
	Changes Due To:

	Rate	Volume	Net

	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(1,414)	$2,052	$638
Interest on taxable securities	(188)	141	(47)
Interest on tax exempt securities	1	42	43
Interest on federal funds sold	(90)	(96)	(186)
Interest on deposits in banks	(3)	4	1

Total interest income	(1,694)	2,143	449

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	(121)	162	41
Interest on savings deposits	(3)	14	11
Interest on time deposits	(1,208)	625	(583)
Interest on federal funds purchased	—	7	7

Total interest expense	(1,332)	808	(524)

Net interest income	$(362)	$1,335	$973

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
U.S. Government and agency securities	$7,226	$8,712
Mortgage-backed securities	3,372	2,436
Municipal securities	1,919	841

	12,517	11,989
Restricted equity securities	608	498

	$13,125	$12,487

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one year through five years		After five years through ten years

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

U.S. Government and agency securities	$—	—%	$3,626	5.46%	$2,612	6.37%
Mortgage-backed securities	—	—	110	7.00	—	—
Municipal securities	—	—	335	3.52	256	3.14

	$—	—	$4,071	5.34	$2,868	6.08

	After ten years		Total

	Amount	Yield (1)	Amount	Yield (1)

U.S. Government and agency securities	$988	4.00%	$7,226	5.59%
Mortgage-backed securities	3,262	5.51	3,372	5.56
Municipal securities	1,328	4.66	1,919	4.38

	$5,578	4.40	$12,517	5.40

   (1)    The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,

	2002	2001

	(Dollars in Thousands)
Commercial	$10,914	$8,732
Real estate-construction	15,957	13,425
Real estate-mortgage	72,489	58,145
Consumer installment loans and other	8,493	7,769

	107,853	88,071
Less allowance for loan losses	(1,471)	(1,195)

Net loans	$106,382	$86,876

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)

Commercial
One year or less	$4,941
After one year through five years	4,550
After five years	1,423

10,914

Construction
One year or less	15,689
After one year through five years	268
After five years	—

15,957

Other
One year or less	25,726
After one year through five years	44,752
After five years	10,504

80,982

$107,853

The following table summarizes loans at December 31, 2002 with due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$42,568
Floating or adjustable interest rates	18,929

$61,497

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Nonaccrual loans	$1,008	$69
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	180	37
Restructured loans	0	0
Potential problem loans	260	126
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	18	2
Interest income that was recorded on nonaccrual and restructured loans	8	1

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

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$97,565	$73,967

Balance of allowance for loan losses at beginning of period	$1,196	$866

Loans charged off:
Installment loans	90	64
Real estate-mortgage	64	20
Commercial	118	—

	272	84

Loans recovered:
Installment loans	15	2
Real estate mortgage	3	—
Commercial	—	—

	18	2

Net charge-offs	254	82

Additions to allowance charged to operating expense during year	529	412

Balance of allowance for loan losses at end of year	$1,471	$1,196

Ratio of net loans charged off during the year to average loans outstanding	.26%	.11%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

As of December 31, 2002 and 2001, our allocations of the allowance for loan losses do not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2002		December 31, 2001

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in Thousands)

Commercial	$275	10.12%	$239	9.92%
Real estate- construction	259	14.80	179	15.24
Real estate- mortgage	648	67.21	657	66.02
Consumer installment loans and other	289	7.87	121	8.82

	$1,471	100.00%	$1,196	100.00%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below. (1)

	Periods Ended December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Noninterest-bearing demand deposits	$8,574	—%	$6,421	—%
Interest-bearing demand deposits	22,461	1.95	15,097	2.64
Savings deposits	1,846	1.70	1,045	1.93
Time deposits	76,603	4.29	64,823	5.97

	$109,484		$87,386

(1)       Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$7,062
Over three months through six months	5,534
Over six months through twelve months	10,947
Over twelve months	17,875

Total	$41,418

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,

	2002	2001

Return on assets (1)	.69%	.60%
Return on equity (2)	8.64	7.20
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	8.01	8.32

(1)       Net income divided by average total assets.

(2)       Net income divided by average equity.

(3)       Dividends declared per share of common stock divided by net income per share.

(4)       Average equity divided by average total assets.

Item 7.            Financial Statements and Supplementary Data.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99(a) of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Earnings - December 31, 2002 and 2001

Consolidated Statements of Comprehensive Income - December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2002 and 2001

Consolidated Statements of Cash Flows - December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company’s Bylaws provide that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Donald D. George, John S. Lewis and Michael L. McPherson. The current Class II directors are Sam R. McCleskey, Stephen A. Taylor and B. Don Temples. The current Class III directors are Kenneth R. Bishop and Jerry W. Braden. The Class II directors’ terms will expire at the 2003 Annual Meeting. Each of the three current Class II directors has been nominated for reelection and will stand for election at the 2003 Annual Meeting for a three year term. The terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting, and the terms of the Class I directors will expire at the 2005 Annual Shareholders Meeting.

Set forth below is also information about each of the company’s directors. Each of the following directors has been a director of the company since the company’s formation in 1997. Each director is also a director of Unity National Bank.

Donald D. George, 63, was born in Wardtown, Virginia. He attended several colleges including Virginia State University, ICBO Business School of Manhattan, and St. Francis of Xavier College of Labor Relations. Mr. George has been in the transportation industry for over 30. He owns and is the president of Universal Transportation Corporation, established in October 1997, which provides Medicaid and Medicare transportation. In 1990, Mr. George formed his own company, Free Enterprise of Atlanta, Inc. d/b/a George’s Motor Coach, which provides trip and shuttle services through the Atlanta area as well as out-of-state charter trips. He was also President of the 223rd Street Block Association and Scout master of Boy Scout Troop 676. Mr. George is a member of the Cobb County Chamber of Commerce, the City of Atlanta Chamber of Commerce, the Atlanta Business League, the City of Conyers Chamber of Commerce, and the Board of Directors of National Key Women of America.

John S. Lewis, 59, was born in Cartersville, Georgia. He received a Bachelor of Business Administration from the University of Georgia. He received a LLB in Law from Mercer University. Mr. Lewis is in the property management business and manages jointly and independently owned income-producing real estate and farm land. He has been in the real estate sales and management business since 1986. He was a practicing attorney in Cartersville from 1970 to 1985.

Michael L. McPherson, 53, was born in Cartersville, Georgia. He received a Bachelors Degree in Business Administration, cum laude, from Brenau College, Gainesville, Georgia. He graduated from several American Bankers association schools on credit and lending. He received the professional designation of Certified Lender-Business Banking (CLBB) from the Institute of Certified Bankers. He graduated from the Georgia Bankers School at the University of Georgia. Mr. McPherson has been a banker since 1977, when he began his career at Bartow County Bank, Cartersville, Georgia. He worked in all phases of banking from bookkeeping to senior vice president in charge of lending. He was employed by Bartow County Bank from 1977 to 1990. In 1990, Mr. McPherson moved to First Community Bank & Trust, Cartersville, Georgia as executive vice president and chief lending officer. He remained with First Community Bank & Trust until September 1997, at which time he resigned to lead the formation of Unity National Bank. Mr. McPherson is a past director of the Alumni Board of Governors of Reinhardt College; a past director of the Georgia Chapter of Bank Administration Institute; past president of the Young Bankers Section of Community Bankers Association; a past member of the Board of Directors of Bartow County Advocates for Children; a member of Center Baptist Church, Cartersville; and active in various local charitable and civic organizations.

Kenneth R. Bishop, 39, was born in Jacksonville, Florida. He received a Bachelors Degree in Business Administration - Marketing from the University of Georgia. Mr. Bishop is the previous owner of Daddy Pam’s Coffeehouse which he opened in March 1997. Mr. Bishop is currently employed as a vice president of Southern Color & Chemical Co., Inc. He has been an active member and supporter of the Sam Jones Methodist Church for many years. In addition, he has been active in a number of local charities, both financially and in service.

Jerry W. Braden, 58, was born in Rome, Georgia. He received a Bachelor of Science Degree and a Masters Degree in Agricultural Economics from the University of Georgia. He is owner of a real estate management and development company styled The Braden Group. The Braden Group is a trade name used to develop real estate, to sell real estate, and to own and manage apartment complexes. He has owned and operated The Braden Group since 1981. Mr. Braden has been actively involved in many civic endeavors in Bartow County, including past chairman of the Market Analysis Research Committee for the Washington-based Council for Affordable and Rural Housing; member of the Board of Directors of the Bartow County Habitat for Humanity; member of the Board of Directors Bartow County Home Builders Association; member of the Board of Trustees of the Sam Jones Historic Home and Museum; member of Board of Directors of the Cartersville-Bartow County Opera; and chairman of the Finance Committee of Trinity United Methodist Church.

Sam R. McCleskey, 62, was born in Woodstock, Georgia. Since 1979, Mr. McCleskey has been a supervisor in the tool and die area of Lockheed Martin Corporation and also the owner of McCleskey Builders, Inc., a residential home builder.

Stephen A. Taylor, 47, was born in Fairmount, Georgia. Mr. Taylor is the owner of Taylor Farm Supply, which has served Cartersville, Georgia for nearly 50 years. Mr. Taylor has attended Reinhardt College and Floyd College and is a supporter of both these institutions. He is a past member of the Purina Corporation Advisory Board. Mr. Taylor also coached several years in the Bartow County Recreation Department.

B. Don Temples, 51, was born in Cartersville, Georgia. Mr. Temples received an Associate of Arts degree from Reinhardt College and a Bachelor of Business Administration degree from the

University of Georgia. He is a licensed real estate broker and co-owner of Temple’s Construction, a residential real estate development and construction company.

None of the directors hold directorships in any reporting company other than the Company. There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers of the Company.

During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A “legal proceeding” includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, or any Federal or State authority permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of commodities business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2002 and Form 5 and amendments thereto furnished to the Company during 2002, no person who, at any time during 2002, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2002 fiscal year or previously.

Item 10.          Executive Compensation.

The following table shows the cash compensation paid by the Company or Unity National Bank to its executive officers for the years ended December 31, 2000, 2001 and 2002. No other executive officers of the Company or Unity National Bank earned total annual compensation, including salary and bonus, in excess of $100,000 in 2002.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/SARS(#)(2)	LTIP Payouts	All Other Compensation

Michael L. McPherson President & CEO	2002	130,862	11,232	—	—	37,868	—	—
	2001	127,050	43,685	—	—	32,176	—	—
	2000	123,792	18,150	—	—	27,284	—	—
W. Stewart Griggs Senior Vice President	2002	98,990	7,354	—	—	6,000	—	—
	2001	95,599	22,596	—	—	4,500	—	—
	2000	91,651	9,095	—	—	3,000	—	—

1 Executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed 10% of the executive’s annual salary and bonus.

2 In recognition for the financial risks they undertook in connection with the formation of the Bank, each organizer of the Bank, who are also the initial directors, received warrants to purchase 17,500 additional shares of common stock, or an aggregate of 140,000 shares. Mr. McPherson, President and Chief Executive Officer of the Bank and also Director of the Company, received warrants to purchase 17,500 additional shares of common stock exercisable at $10.00 per share, expiring on November 30, 2008. In addition, Mr. McPherson was granted options to purchase 24,460 shares of common stock and Mr. Griggs was granted options to purchase 7,500 shares of common stock on November 30, 1998 of which one-fifth vest on each anniversary of the opening of the Bank, November 30, 1998. On January 15, 2002, Mr. McPherson was granted options to purchase 4,000 shares of common stock (each director received 1,000 shares per year of non-fee paid service) exercisable at $16.00 per share of which one-fifth vests on each anniversary of the grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	# of Securities Underlying Option/ SAR Grants	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price $/Share	Expiration Date

Michael L. McPherson	4,000	100%	$16.00	2012
W. Stewart Griggs	0	0	0	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized (#)	Number of Securities Underlying Unexercised Options/SARS at FY-End (Exercisable Unexercisable)	Value of Unexercised in-the-money options/SARs at FY-End (Exercisable/Unexercisable)

CEO-Michael L. McPherson	0	$0	37,868/8,092	$227,208/48,552(1)
SVP-W. Stewart Griggs	0	$0	6,000/1,500	$ 36,000/9,000(1)

No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2002.

The Company does not have any Long Term Incentive Plans in effect.

1 Dollar values have been calculated by determining the difference between the estimated fair market value of the Company’s common stock on March 14, 2003 ($16.00) and the exercise prices of the options ($10.00).

Employment Agreements

In 1997, the Company entered into an employment agreement with Mr. McPherson for a five year term pursuant to which Mr. McPherson serves as the President and Chief Executive Officer of the Company and Unity National Bank. A new contract for Mr. McPherson is being drafted and will be presented to the Board of Directors for approval during the first or second quarter of 2003. Mr. McPherson receives an annual salary of $130,862, plus his yearly medical insurance premium. Mr. McPherson is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. Additionally, Mr. McPherson participates in the Bank’s retirement, welfare and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses. Following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. McPherson may not (i) be employed in the banking business as a director, officer at the vice-

president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten-mile radius of the Bank’s offices, (ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

Director Compensation

Each director of the Company is paid $300.00 for each meeting of the Board of Directors and Strategic Planning Committee attended. Each committee member is also paid $50.00 for each committee meeting attended.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

General

The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 2002. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each of the shareholders has sole voting and vestment power with respect to the shares beneficially owned. Percentage ownership is calculated based on its outstanding shares.

Name	Number of Shares Owned (1)		Percentage of Beneficial Ownership*

Kenneth R. Bishop	39,000	(2)	3.86%
Jerry W. Braden	47,188	(2)	4.67%
Donald D. George	39,200	(2)	3.88%
John S. Lewis	39,000	(2)	3.86%
Sam R. McCleskey	42,425	(2)	4.20%
Michael L. McPherson	63,460	(2)	6.28%
Stephen A. Taylor	49,750	(2)	4.93%
B. Don Temples	42,500	(2)	4.21%
W. Stewart Griggs	8,366.83%
Executive officers and directors as a group (9 persons)	370,889		36.72%

______________

      *    Information relating to beneficial ownership of Common Stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Act. Under such rule, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1)       Includes shares for which the named person:

1.        has sole voting and investment power,

2.        has shared voting and investment power with a spouse, or

3.        holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)       Included in the above listed number of shares, each Director of the Company owns warrants to purchase 17,500 shares of common stock exercisable at $10.00 per share and have a term of 10 years. These warrants became exercisable on November 30, 1999. Also included above are options granted on January 15, 2002 to each director, 1,000 shares per year of non- fee-paid service, exercisable at $16.00 per share and vesting over a five-year period.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	229,960	$10.94	84,816

Equity compensation plans not approved by security holders	0	0	0

Total	229,960	$10.94	84,816

Item 12.          Certain Relationships and Related Transactions.

The Company and Unity National Bank have banking and other transactions in the ordinary course of business with directors and officers of the Company and Unity National Bank and their affiliates. It is the Company’s policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company does not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to the Company or Unity National Bank. Loans to individual directors and officers must also comply with Unity National Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. The Company intends for all of its transactions with its affiliates to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13.          Exhibits, List and Reports on Form 8-K.

(a)       The following documents are filed as part of this report:

3.1      Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-45979).

3.2      Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-45979).

4.1      See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws defining the rights of shareholders (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-45979).

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

10.7    Unity Holdings, Inc. Stock Warrant Agreement between Unity Holdings, Inc. and Michael L. McPherson dated April 15, 1999, that is a sample of the Warrant Agreements issued to all directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on March 29, 2000).

11.      Statement of Net Earnings Per Share.

21.      Subsidiaries of the Company (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on March 30, 1999, and incorporated herein by reference).

23.1    Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).

23.2    Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1)

24.1    Power of Attorney (part of signature page).

99.1    Certifications of CEO and CFO.

99(a)   Consolidated Financial Statements.

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

ITEM FOURTEEN.          CONTROLS AND PROCEDURES.

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, Michael L. McPherson, and Chief Financial Officer, James D. Timmons, have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted on December 31, 2002, within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of Mr. McPherson’s and Mr. Timmons’ evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.
Date: March 27, 2003	By:	/s/ MICHAEL L. MCPHERSON

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2003.

Signature	Title

/s/ KENNETH R. BISHOP	Director

Kenneth R. Bishop

/s/ JERRY W. BRADEN	Director

Jerry W. Braden

/s/ MICHAEL L. MCPHERSON	Director, President and Chief Executive Officer

Michael L. McPherson

/s/ DONALD D. GEORGE	Director

Donald D. George

/s/ JOHN S. LEWIS	Director

John S. Lewis

/s/ SAM R. MCCLESKEY	Director

Sam R. McCleskey

/s/ STEPHEN A. TAYLOR	Director

Stephen A. Taylor

/s/ B. DON TEMPLES	Director

B. Don Temples

/s/ JAMES D. TIMMONS	Chief Financial and Accounting Officer

James D. Timmons

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.        I have reviewed this Form 10-KSB of Unity Holdings, Inc. (the “Report”);

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ MICHAEL L. MCPHERSON

MICHAEL L. McPHERSON Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James D. Timmons, Chief Financial Officer, certify that:

1.        I have reviewed this Form 10-K of Unity Holdings, Inc. (the “Report”);

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”; and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ JAMES D. TIMMONS

JAMES D. TIMMONS Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

11	Statement of Net Earnings Per Share

99.1	Certification of CEO and CFO

99(a)	Consolidated Financial Statements