Form 10QSB
period 2003-03-31
UNITY HOLDINGS INC
filed 2003-05-15
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-45979

Unity Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2350609

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2003: 1,009,910; $0.01 par value.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

UNITY HOLDINGS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(Unaudited)

Assets
Cash and due from banks	$2,470,753
Interest-bearing deposits in banks	18,059
Securities available-for-sale, at fair value	11,872,968
Restricted equity securities, at cost	756,509
Federal funds sold	7,962,000
Loans	113,036,446
Less allowance for loan losses	1,600,264

Loans, net	111,436,182

Premises and equipment	5,059,319
Other assets	2,016,266

Total assets	$141,592,056

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,401,395
Interest-bearing	114,687,387

Total deposits	124,088,782

Borrowings	4,500,000
Other liabilities	756,649

Total liabilities	129,345,431

Commitments and contingencies	—
Redeemable common stock held by KSOP	65,568

Stockholders’ equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	—
Common stock, par value $.01; 10,000,000 shares authorized; 1,009,910 shares issued and outstanding	10,099
Capital surplus	10,800,267
Retained earnings	1,213,124
Accumulated other comprehensive income	157,567

Total stockholders’ equity	12,181,057

Total liabilities, redeemable common stock and stockholders’ equity	$141,592,056

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans	$2,049,400	$1,886,353
Taxable securities	99,823	105,570
Nontaxable securities	27,718	10,220
Federal funds sold	7,999	9,899
Deposits in banks	884	378

Total interest income	2,185,824	2,012,420

Interest expense
Deposits	863,446	934,846
Other borrowings	16,110	—

Total interest expense	879,556	934,846

Net interest income	1,306,268	1,077,574
Provision for loan losses	130,554	74,975

Net interest income after provision for loan losses	1,175,714	1,002,599

Other income
Service charges on deposit accounts	129,818	98,042
Loss on sales of securities available-for-sale	(2,668)	—
Other operating income	152,122	152,539

Total other income	279,272	250,581

Other expenses
Salaries and employee benefits	599,527	615,185
Equipment and occupancy expenses	168,425	169,597
Other operating expenses	353,800	324,485

Total other expenses	1,121,752	1,109,267

Income before income taxes	333,234	143,913
Income tax expense	122,000	54,000

Net income	211,234	89,913
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period	25,887	(46,343)

Comprehensive income	$237,121	$43,570

Basic earnings per share	$0.21	$0.11

Diluted earnings per share	$0.20	$0.10

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$211,234	$89,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,194	79,285
Provision for loan losses	130,554	74,975
Loss on sale of securities available-for-sale	2,668	—
Increase (decrease) in interest receivable	(69,280)	36,859
Decrease in interest payable	(131,841)	(278,285)
Net other operating activities	(148,587)	(125,148)

Net cash provided by operating activities	66,942	(122,401)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	294,393	(2,577)
Purchases of securities available-for-sale	(1,822,350)	(4,147,767)
Proceeds from sales of securities available-for-sale	1,310,027	—
Proceeds from maturities of securities available-for-sale	1,193,209	3,220,916
Purchases of restricted equity securities	(149,100)	(79,200)
Net decrease in federal funds sold	(7,401,000)	1,848,000
Net increase in loans	(5,184,242)	(3,340,140)
Purchase of premises and equipment	(29,361)	(51,968)

Net cash used in investing activities	(11,788,424)	(2,552,736)

FINANCING ACTIVITIES
Net increase in deposits	6,117,529	2,704,189
Proceeds from borrowings	4,500,000

Net cash provided by financing activities	10,617,529	2,704,189

Net increase (decrease) in cash and due from banks	(1,103,953)	29,052
Cash and due from banks at beginning of period	3,574,706	2,421,360

Cash and due from banks at end of period	$2,470,753	$2,450,412

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,011,397	$1,213,131
Income taxes	$225,474	$72,184

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2003, the Company has two a stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$211,234	$89,913
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	52,627	33,808

Pro forma net income	$158,607	$56,105

Earnings per share:
Basic - as reported	$0.21	$0.11

Basic - pro forma	$0.16	$0.07

Diluted - as reported	$0.20	$0.10

Diluted - pro forma	$0.15	$0.06

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Unity Holding Company, Inc. and its bank subsidiary, Unity National Bank, during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, (the “Securities Act”) and the Securities Exchange Act of 1934, (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” or “intend,” or other similar words and expressions of the future.  Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

As of March 31, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.  We consider our liquidity adequate to meet operating and loan funding requirements.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $27.0 million as of March 31, 2003.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement

	Consolidated	Bank

Leverage capital ratios	9.04%	8.99%	4.00%
Risk-based capital ratios:
Tier I capital	10.86	10.80	4.00
Total capital	12.11	12.05	8.00

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

March 31, 2003

Commitments to extend credit	$13,528,000
Letters of credit	210,000

$13,738,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Cash and due from banks	$2,471	$3,575
Interest-bearing deposits in banks	18	312
Securities	12,630	13,125
Federal funds sold	7,962	561
Loans, net	111,436	106,382
Premises and equipment	5,059	5,102
Other assets	2,016	1,881

	$141,592	$130,938

Deposits	$124,089	$117,971
Other liabilities and other borrowings	5,256	957
Redeemable common stock	66	66
Stockholders’ equity	12,181	11,944

	$141,592	$130,938

Our total assets grew at a rate of 8.14% for the first quarter of 2003. Deposit growth of $6,118,000 was invested primarily in the interest-earning asset categories of loans and federal funds sold.  Loan demand continues to be strong in our primary market area of Bartow County, Georgia. Our loan to deposit ratio has remained steady since December 31, 2002, holding in the 89-90% range.  Stockholders’ equity has increased by $237,000 due to net income of $211,000 and increased realized gains on securities available-for-sale, net of tax, of $26,000.

Results of Operations For The Three Months Ended March 31, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Interest income	$2,185	$2,012
Interest expense	879	935

Net interest income	1,306	1,077
Provision for loan losses	131	75
Other income	282	251
Other expense	1,124	1,109

Pretax income	333	144
Income tax expense	122	54

Net income	$211	$90

Our net interest income has increased by $229,000 for the first quarter of 2003 as compared to the same period in 2002.  Our net interest margin decreased to 4.17% for the first quarter of 2003 as compared to 4.18% for the first quarter of 2002 and 4.20% for the entire year of 2002.  The increase in net interest income is due primarily to an increase in average loans outstanding.  The decrease in the net interest margin is due in part to yields on loans dropping to 7.42% for the first quarter of 2003 as compared to 8.34% for the first quarter of 2002.  The cost of funds has decreased as well as deposits have been able to be repriced as they matured.  Our cost of funds decreased to 3.21% for the first quarter of 2003 as compared to 3.96% for the first quarter of 2002.

The provision for loan losses increased by $56,000 for the first quarter of 2003 as compared to the same period in 2002.  The amounts provided are due primarily to loan volume and our assessment of inherent risk in the loan portfolio.  The allowance for loan losses as a percentage of total loans was 1.42% at March 31, 2003 as compared to 1.36% at December 31, 2002.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses.  The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due, restructured, and other problem loans is as follows:

	March 31,

	2003	2002

	(Dollars in Thousands)
Nonaccrual loans	$1,261	$265
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	27	495
Restructured loans	0	0
Potential problem loans	2,308	153
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	41	3
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Average amount of loans outstanding	$110,487	$90,497

Balance of allowance for loan losses at beginning of period	$1,471	$1,196

Loans charged off
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	10	11

	10	11

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	8	2

	8	2

Net charge-offs	2	9

Additions to allowance charged to operating expense during period	131	75

Balance of allowance for loan losses at end of period	$1,600	$1,262

Ratio of net loans charged off during the period to average loans outstanding	.00%	.01%

Other income increased by $31,000 for the first quarter of 2003 as compared to the same period in 2002.  Increased service charges of $32,000 and decreased mortgage loan origination fees of $1,000 accounted for the majority of the change in other income.

Other operating expenses increased by $15,000 for the first quarter of 2003 as compared to the same period in 2002.  Salaries and employee benefits have decreased by $16,000 due to a combination of decreased bonuses and annual salary increases.  Equipment and occupancy expenses for the first quarter of 2003 have decreased by $1,000, remaining consistent with the first quarter of 2002.  Other operating expenses have increased by $29,000 due primarily to our overall growth.

We have provided for income taxes at an effective tax rate of 37% including state income taxes for the first three months of 2003 as compared to 38% for the first three months of 2002.

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

UNITY HOLDINGS, INC.
(Registrant)

DATE: May 14, 2003	BY:	/s/ MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O. (Principal Executive Officer)

DATE: May 14, 2003	BY:	/s/ JAMES D. TIMMONS

James D. Timmons, CFO (Principal Financial and Accounting Officer)

Certifications

I, Michael L. McPherson, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Unity Holdings, Inc.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ JAMES D. TIMMONS

James D. Timmons, C.F.O. (Principal Financial and Accounting Officer)