Form 10QSB
period 2003-06-30
UNITY HOLDINGS INC
filed 2003-08-14
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2003: 1,009,910; $0.01 par value.

Transitional Small Business Disclosure Format     Yes ☐    No ☒

UNITY HOLDINGS, INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(Unaudited)

Assets
Cash and due from banks	$4,797,572
Interest-bearing deposits in banks	87,554
Securities available-for-sale, at fair value	13,778,766
Restricted equity securities, at cost	756,609
Loans	122,720,153
Less allowance for loan losses	1,720,525

Loans, net	120,999,628

Premises and equipment	4,994,194
Other assets	2,968,978

Total assets	$148,383,301

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,864,350
Interest-bearing	116,004,889

Total deposits	125,869,239
Other borrowings	9,148,000
Other liabilities	718,356

Total liabilities	135,735,595

Commitments and contingencies
Redeemable common stock held by KSOP	65,568

Stockholders’ equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	—
Common stock, par value $.01; 10,000,000 shares authorized;1,009,910 shares issued and outstanding	10,099
Capital surplus	10,800,267
Retained earnings	1,559,062
Accumulated other comprehensive income	212,710

Total stockholders’ equity	12,582,138

Total liabilities, redeemable common stock and stockholders’ equity	$148,383,301

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans	$2,179,120	$1,885,357	$4,228,520	$3,771,710
Taxable securities	100,020	117,134	199,843	222,704
Nontaxable securities	49,258	11,714	76,976	21,934
Federal funds sold	5,763	11,288	13,762	21,187
Deposits in banks	1,185	1,148	2,069	1,526

Total interest income	2,335,346	2,026,641	4,521,170	4,039,061

Interest expense
Deposits	836,964	917,573	1,700,410	1,852,419
Other borrowings	34,481	—	50,591	—

Total interest expense	871,445	917,573	1,751,001	1,852,419

Net interest income	1,463,901	1,109,068	2,770,169	2,186,642
Provision for loan losses	134,905	139,067	265,459	214,042

Net interest income after provision for loan losses	1,328,996	970,001	2,504,710	1,972,600

Other income
Service charges on deposit accounts	157,987	112,828	287,805	210,870
Gain on sales of securities available-for-sale	27,564	13,427	24,896	13,427
Other operating income	114,221	154,875	266,343	307,414

Total other income	299,772	281,130	579,044	531,711

Other expenses
Salaries and employee benefits	518,090	484,256	1,117,617	1,099,441
Equipment and occupancy expenses	159,334	161,481	327,759	331,078
Other operating expenses	406,405	357,872	760,205	682,357

Total other expenses	1,083,829	1,003,609	2,205,581	2,112,876

Income before income taxes	544,939	247,522	878,173	391,435
Income tax expense	199,000	92,000	321,000	146,000

Net income	345,939	155,522	557,173	245,435
Other comprehensive income:
Unrealized gains on securities available-for-sale arising during period	55,143	138,471	81,030	92,128

Comprehensive income	$401,082	$293,993	$638,203	$337,563

Basic earnings per share	$0.34	$0.19	$0.55	$0.29

Diluted earnings per share	$0.32	$0.17	$0.51	$0.27

Cash dividends per share	$—	$—	$—	—

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income	$557,173	$245,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,274	158,485
Provision for loan losses	265,459	214,042
Gain on sale of securities available-for-sale	(24,896)	(13,427)
Gain on sale of premises and equipment	—	(72,691)
Increase in interest receivable	(63,885)	(12,482)
Decrease in interest payable	(39,955)	(230,877)
Net other operating activities	(301,845)	(4,920)

Net cash provided by operating activities	550,325	283,565

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	224,898	(240,979)
Purchases of securities available-for-sale	(7,956,280)	(9,355,385)
Proceeds from sales of securities available-for-sale	3,491,954	1,501,875
Proceeds from maturities of securities available-for-sale	3,350,527	7,038,274
Purchases of restricted equity securities	(149,200)	(79,200)
Net decrease in federal funds sold	561,000	303,000
Net increase in loans	(15,846,028)	(6,410,417)
Purchase of premises and equipment	(50,316)	(95,777)
Proceeds from sale of premises and equipment	—	28,367

Net cash used in investing activities	(16,373,445)	(7,310,242)

FINANCING ACTIVITIES
Net increase in deposits	7,897,986	6,946,123
Net increase in other borrowings	9,148,000	—
Proceeds from sale of common stock	—	500,000

Net cash provided by financing activities	17,045,986	7,446,123

Net increase in cash and due from banks	1,222,866	419,446
Cash and due from banks at beginning of period	3,574,706	2,421,360

Cash and due from banks at end of period	$4,797,572	$2,840,806

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,790,956	$2,083,296
Income taxes	$588,874	$217,184

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$—	$114,394
Loans transferred to other real estate owned	$963,435	$13,000

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLANS

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30
	2003	2002
Net income, as reported	$345,939	$155,522
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	0	0

Pro forma net income	$345,939	$155,522

Earnings per share:

Basic—as reported	$.34	$.19

Basic—pro forma	$.34	$.19

Diluted—as reported	$.32	$.17

Diluted—pro forma	$.32	$.17

	Six Months Ended June 30,
	2003	2002

Net income, as reported	$557,173	$245,435
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	$52,627	$33,808

Pro forma net income	$504,546	$211,627

Earnings per share:

Basic—as reported	$.55	$.29

Basic—pro forma	$.50	$.25

Diluted—as reported	$.51	$.27

Diluted—pro forma	$.47	$.23

NOTE 3.  EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	1,009,910	840,241

Net income	$345,939	$155,522

Basic earnings per share	$.34	$.19

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,009,910	840,241
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	72,735	73,173

Total weighted average common shares and common stock equivalents outstanding	1,082,645	913,414

Net income	$345,939	$155,522

Diluted earnings per share	$.32	$.17

	Six Months Ended June 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	1,009,910	839,729

Net income	$557,173	$245,435

Basic earnings per share	$.55	$.29

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,009,910	839,729
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	72,735	73,173

Total weighted average common shares and common stock equivalents outstanding	1,082,645	912,902

Net income	$557,173	$245,435

Diluted earnings per share	$51	$.27

NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

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

Liquidity and Capital Resources

As of June 30, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $24.2 million as of June 30, 2003. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2003, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	8.73%	8.69%	4.00%
Risk-based capital ratios:
Tier I capital	10.27	10.22	4.00
Total capital	11.52	11.47	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings and proceeds will assist in keeping capital ratios at satisfactory levels.

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

June 30, 2003
Commitments to extend credit	$13,996,000
Letters of credit	315,000

$14,311,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2003	December 31, 2002
	(Dollars in Thousands)
Cash and due from banks	$4,798	$3,575
Interest-bearing deposits in banks	87	312
Securities	14,535	13,125
Federal funds sold	—	561
Loans, net	121,000	106,382
Premises and equipment	4,994	5,102
Other assets	2,969	1,881

	$148,383	$130,938

Deposits	$125,869	$117,971
Other borrowings	9,148	—
Redeemable common stock	66	66
Other liabilities	718	957
Stockholders’ equity	12,582	11,944

	$148,383	$130,938

Our total assets grew at a rate of 13.3% for the first six months of 2003. Deposit growth of $7.9 million and proceeds from other borrowings were used to fund net loan growth of $14.6 million with the remainder being primarily invested in securities. Loan demand continues to be strong in our primary market area of Bartow County, Georgia and surrounding counties. Our loan to deposit ratio has increased since December 31, 2002, to the 96-97% range. Stockholders’ equity has increased by $638,000 due to net income of $557,000 and increased unrealized gains on securities available-for-sale, net of tax, of $81,000.

Results of Operations For The Three Months Ended June 30, 2003 and 2002 and for the Six Months Ended June 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2003	2002

	(Dollars in Thousands)
Interest income	$2,335	$2,027
Interest expense	871	918

Net interest income	1,464	1,109
Provision for loan losses	135	139
Other income	300	281
Other expense	1,084	1,003

Pretax income	545	248
Income tax	199	92

Net income	$346	$156

	Six Months Ended June 30,
	2003	2002

	(Dollars in Thousands)
Interest income	$4,521	$4,039
Interest expense	1,751	1,852

Net interest income	2,770	2,187
Provision for loan losses	265	214
Other income	579	531
Other expense	2,206	2,113

Pretax income	878	391
Income tax	321	146

Net income	$557	$245

Our net interest income increased by $355,000 and $583,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.28% during the first six months of 2003 as compared to 4.17% for the first six months of 2002 and 4.20% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Yields on loans dropped to 7.40% for the first six months of 2003 as compared to 8.27% for the first six months of 2002. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 3.03% for the first six months of 2003 as compared to 3.86% for the first six months of 2002.

The provision for loan losses decreased by $4,000 and increased by $51,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The amounts provided are due primarily to loan growth, increased net loan charge-offs, and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.40% at June 30, 2003 as compared to 1.36% at December 31, 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Nonaccrual loans	$361	$187
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	5	14
Restructured loans	0	0
Potential problem loans	2,420	271
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	17	3
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$114,007	$91,194

Balance of allowance for loan losses at beginning of period	$1,471	$1,196

Loans charged off
Commercial and financial	0	57
Real estate mortgage	2	22
Installment	37	50

	39	129

Loans recovered
Commercial and financial	5	0
Real estate mortgage	9	2
Installment	10	8

	24	10

Net charge-offs	15	119

Additions to allowance charged to operating expense during period	265	214

Balance of allowance for loan losses at end of period	$1,721	$1,291

Ratio of net loans charged off during the period to average loans outstanding	.01%	.13%

Other income increased by $19,000 and $48,000 for the second quarter and first six months, respectively, of 2003 as compared to the same periods in 2002. Increased service charges on deposit accounts associated with the overall deposit growth of $77,000, increased mortgage loan origination fees of $31,000, and a decrease in gain recognized on the sale of other assets of $73,000 in the second quarter of 2002 accounted for the majority of the year-to-date increase in other income.

Other expenses increased by $81,000 and $93,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Salaries and employee benefits have increased overall by $18,000 due to annual salary increases. Equipment and occupancy expenses have decreased overall by $3,000 remaining consistent with the first quarter of 2002. Other operating expenses have increased overall by $77,000 due primarily to our overall growth.

We have provided for income taxes at an effective rate of 37% including state income taxes for the second quarter and first six months of 2003 and 2002, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of the stockholders of the Company was held on May 21, 2003.

(b)    The following Class II directors were elected at the meeting to serve terms for three years:

Sam R. McCleskey

Stephen A. Taylor

B. Don Temples

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Sam R. McCleskey	# of Shares

For	564,913
Against	—
Abstained	—
Not voted	600

Total	565,513

Stephen A. Taylor	# of Shares

For	564,913
Against	—
Abstained	—
Not voted	600

Total	565,513

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

B. Don Temples	# of Shares
For	564,913
Against	—
Abstained	—
Not voted	600

Total	565,513

The terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting. The terms of the Class I directors expire at the 2005 Annual Shareholders Meeting. Our directors and their classes are:

Class I	Class II	Class III

Donald D. George	Sam R. McCleskey	Kenneth R. Bishop
John S. Lewis	Stephen A. Taylor	Jerry W. Braden
Michael L. McPherson	B. Don Temples

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC. (Registrant)

DATE: August 12, 2003	By:	/s/ Michael L. McPherson
Michael L. McPherson, President and C.E.O. (Principal Executive Officer)

DATE: August 12, 2003	By:	/s/ James D. Timmons
James D. Timmons, C.F.O. (Principal Financial and Accounting Officer)