Form 10QSB
period 2003-09-30
UNITY HOLDINGS INC
filed 2003-11-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2003: 1,009,910; $0.01 par value.

Transitional Small Business Disclosure Format Yes No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet - September 30, 2003	3

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and	11
	results of Operations

	Item 3 - Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	18

	signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(Unaudited)

Assets
Cash and due from banks	$3,567,526
Interest-bearing deposits in banks	173,965
Securities available-for-sale, at fair value	13,007,801
Federal funds sold	525,000
Restricted equity securities, at cost	1,147,109
Loans	131,134,344
Less allowance for loan losses	1,810,353
Loans, net	129,323,991
Premises and equipment	4,948,754
Other assets	2,726,038
Total assets	$155,420,184

Liabilities, Redeemable Common Stock and Stockholders' Equity
Deposits
Noninterest-bearing	$12,853,933
Interest-bearing	112,866,844
Total deposits	125,720,777
Other borrowings	16,309,000
Other liabilities	621,888
Total liabilities	142,651,665

Commitments and contingencies

Redeemable common stock held by KSOP	65,568

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued.	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,009,910 issued and outstanding	10,099
Capital surplus	10,800,267
Retained earnings	1,930,971
Accumulated other comprehensive loss	(38,386)
Total stockholders' equity	12,702,951
Total liabilities, redeemable common stock and stockholders' equity	$155,420,184

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2003		2002	2003	2002

Interest income
Loans	$2,275,688	$2,029,788	$6,504,208	$5,801,498
Taxable securities	104,817	138,379	302,348	361,083
Nontaxable securities	56,296	16,435	133,272	38,369
Federal funds sold	3,751	6,662	17,513	27,849
Deposits in banks	243	1,276	2,312	2,802
Total interest income	2,438,483	2,192,540	6,959,653	6,231,601

Interest expense on deposits
Deposits	807,544	966,029	2,507,954	2,818,448
Other borrowings	59,957	-	110,548	-
Total interest expense	867,501	966,029	2,618,502	2,818,448

Net interest income	1,570,982	1,226,511	4,341,151	3,413,153
Provision for loan losses	101,883	192,800	367,342	406,842
Net interest income after
provision for loan losses	1,469,099	1,033,711	3,973,809	3,006,311

Other income
Service charges on deposit accounts	173,358	126,531	461,163	337,401
Gain on sales of securities available-for-sale	2,170	17,503	27,066	30,930
Other operating income	97,342	120,147	363,685	427,561
Total other income	272,870	264,181	851,914	795,892

Other expenses
Salaries and employee benefits	598,130	498,101	1,715,747	1,597,542
Equipment and occupancy expenses	153,312	159,261	481,071	490,339
Other operating expenses	408,680	346,688	1,168,885	1,029,045
Total other expenses	1,160,122	1,004,050	3,365,703	3,116,926

Income before income taxes	581,847	293,842	1,460,020	685,277

Income tax expense	209,937	105,700	530,937	251,700

Net income	371,910	188,142	929,083	433,577

Other comprehensive income (loss):
Unrealized gain (loss) on securities
available-for-sale arising during period	(251,096)	64,651	(170,066)	156,779

Comprehensive income	$120,814	$252,793	$759,017	$590,356

Basic earnings per share	$0.37	$0.21	$0.92	$0.51

Diluted earnings per share	$0.35	$0.20	$0.89	$0.47

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
2003		2002
OPERATING ACTIVITIES
Net income	$929,083	$433,577
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	233,037	240,332
Provision for loan losses	367,342	406,842
Gain on sale of securities available-for-sale	(27,066)	(30,930)
Gain on sale of premises and equipment	-	(72,691)
Increase in interest receivable	(124,081)	(23,422)
Decrease in interest payable	(118,530)	(218,070)
Net other operating activities	118,484	(102,089)
Net cash provided by operating activities	1,378,269	633,549

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	138,487	(245,193)
Purchases of securities available-for-sale	(10,792,257)	(10,360,385)
Proceeds from sales of securities available-for-sale	4,519,783	2,570,781
Proceeds from maturities of securities available-for-sale	5,545,627	8,507,770
Purchases of restricted equity securities	(539,700)	(79,200)
Net decrease in federal funds sold	36,000	(2,059,000)
Net increase in loans	(24,272,274)	(15,276,116)
Purchase of premises and equipment	(79,639)	(153,497)
Proceeds from sale of premises and equipment	-	28,367
Net cash used in investing activities	(25,443,973)	(17,066,473)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FINANCING ACTIVITIES
Net increase in deposits	7,745,924	14,304,242
Net increase in other borrowings	16,309,000	-
Proceeds from sale of common stock	-	1,000,000
Proceeds from exercise of stock options	-	5,200
Net other financing activities	-	1,247,036
Net cash provided by financing activities	24,111,708	16,556,478

Net increase in cash and due from banks	(7,180)	123,554
Cash and due from banks at beginning of period	3,574,706	2,421,360
Cash and due from banks at end of period	$3,567,526	$2,544,914

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,737,032	$3,036,518
Income taxes	$815,074	$289,684

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$-	$114,394
Loans transferred to other real estate owned	$963,435	$13,000

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002

Net income, as reported	$371,910	$188,142
Deduct: Total stock-based employee compensation
Expense determined under
fair value based
method for all awards, net of tax	1,419	0
Pro forma net income	$370,491	$188,142
Earnings per share:
Basic - as reported	$0.37	$0.21
Basic - pro forma	$0.37	$0.21
Diluted - as reported	$0.35	$0.20
Diluted - pro forma	$0.35	$0.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLANS (Continued)

	Nine Months Ended
	September 30,
	2003	2002

Net income, as reported	$929,083	$433,577
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	55,456	33,808
Pro forma net income	$873,627	$399,769
Earnings per share:
Basic - as reported	$0.92	$0.51
Basic - pro forma	$0.87	$0.47
Diluted - as reported	$0.89	$0.47
Diluted - pro forma	$0.83	$0.43

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	September 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	1,009,910	880,782

Net income	$371,910	$188,142

Basic earnings per share	$0.37	$0.21

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,009,910	880,782
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	39,482	72,997
Total weighted average common shares and
common stock equivalents outstanding	1,049,392	953,779

Net income	$371,910	$188,142

Diluted earnings per share	$0.35	$0.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE (Continued)

	Nine Months Ended
	September 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	1,009,910	853,564

Net income	$929,083	$433,577

Basic earnings per share	$0.92	$0.51

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,009,910	853,564
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	39,482	73,114
Total weighted average common shares and
common stock equivalents outstanding	1,049,392	926,678

Net income	$929,083	$433,577

Diluted earnings per share	$0.89	$0.47

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

Liquidity and Capital Resources

As of September 30, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to approximately $29 million as of September 30, 2003. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2003, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	8.55%	8.51%	4.00%
Risk-based capital ratios:
Tier I capital	9.76	9.71	4.00
Total capital	11.01	10.96	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2003

Commitments to extend credit	$17,583,000
Letters of credit	290,000
$17,873,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2003	2002
	(Dollars in Thousands)

Cash and due from banks	3,621	$3,575
Interest-bearing deposits in banks	174	312
Securities	14,680	13,125
Federal funds sold	-	561
Loans, net	129,324	106,382
Premises and equipment	4,949	5,102
Other assets	2,726	1,881
	$155,473	$130,938

Deposits	$125,774	$117,971
Other borrowings	16,309	-
Redeemable common stock	66	66
Other liabilities	622	957
Stockholders' equity	12,703	11,944
	$155,473	$130,938

Our total assets grew by 18.0% for the first nine months of 2003. Deposit growth of $7.8 million and proceeds from other borrowings were used to fund net loan growth of $22.9 million with the remainder being primarily invested in securities. Loan demand continues to be strong in our primary market area of Bartow County, Georgia and surrounding counties. Stockholders' equity has increased by $759,000 due to net income of $929,000 offset by a decrease in unrealized gains on securities available-for-sale, net of tax, of $170,000.

Results of Operations For The Three Months Ended September 30, 2003 and 2002 and for the Nine Months Ended September 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,

	2003	2002
	(Dollars in Thousands)

Interest income	$2,438	$2,193
Interest expense	868	966
Net interest income	1,571	1,227
Provision for loan losses	102	193
Other income	273	264
Other expense	1,160	1,004
Pretax income	582	294
Income tax	210	106
Net income	$372	$188

	Nine Months Ended
	September 30,

	2003	2002
	(Dollars in Thousands)

Interest income	$6,960	$6,232
Interest expense	2,619	2,818
Net interest income	4,341	3,414
Provision for loan losses	367	407
Other income	852	796
Other expense	3,366	3,117
Pretax income	1,460	686
Income tax	531	252
Net income	$929	$434

Our net interest income increased by $344,000 and $927,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.42% during the first nine months of 2003 as compared to 4.19% for the first nine months of 2002 and 4.20% for the entire year of 2002. The increase in the net interest margin is due primarily to a decrease in the cost of funds. Our cost of funds as a percentage of earning assets was 2.62% for the first nine months of 2003 as compared to 3.47% for the first nine months of 2002. Yields on earning assets decreased to 7.04% from 7.67% for the first nine months of 2002. Increased volumes in average loans outstanding also bolstered interest income between the two periods.

The provision for loan losses decreased by $91,000 and $40,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The overall decrease in the provision for loan losses is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.38% at September 30, 2003 as compared to 1.36% at December 31, 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:
	September 30,
	2003	2002
	(Dollars in Thousands)

Nonaccrual loans	$393	$141
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	25	282
Restructured loans	174	0
Potential problem loans	367	757
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	21	5
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data is as follows:
	Nine Months Ended
	September 30,
	2003	2002
	(Dollars in Thousands)

Average amount of loans outstanding	$118,251	$94,542

Balance of allowance for loan losses at beginning of period	$1,471	$1,196

Loans charged off
Commercial and financial	0	113
Real estate mortgage	2	44
Installment	49	56
	51	213
Loans recovered
Commercial and financial	5	0
Real estate mortgage	10	2
Installment	8	11
	23	13
Net charge-offs	28	200

Additions to allowance charged to
operating expense during period	367	407

Balance of allowance for loan losses at end of period	$1,810	$1,403

Ratio of net loans charged off during the period to
average loans outstanding	0.02%	0.21%

Other income increased by $9,000 and $56,000 for the third quarter and first nine months, respectively, of 2003 as compared to the same periods in 2002. Increased service charges on deposit accounts associated with the overall deposit growth of $7.8 million and increased mortgage loan origination fees of $295,000 accounted for the majority of the year-to-date increase in other income.

Other expenses increased by $156,000 and $249,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Salaries and employee benefits have increased overall by $118,000 due to annual salary increases. Equipment and occupancy expenses have decreased overall by $9,000 remaining consistent with the third quarter of 2002. Other operating expenses have increased overall by $140,000 due primarily to our overall growth.

We have provided for income taxes at an effective rate of 36.5% including state income taxes for the third quarter and first nine months of 2003, respectively. We provided for income taxes at an effective rate of approximately 36% for the same periods in 2002.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

DATE: November 12, 2003

BY: /s/ MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: November 12, 2003

BY: /s/ ELI D. MULLIS

Eli D. Mullis, C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATIONS

I, Michael L. McPherson, President and C.E.O., certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Unity Holdings, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c )

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

November 12, 2003

/s/ MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Eli D. Mullis, Principal Financial and Accounting Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Unity Holdings, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c )

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

November 12, 2003

/s/ELI D. MULLIS

Eli D. Mullis, Principal Financial

and Accounting Officer

(Principal Financial Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

/s/ELI D. MULLIS

Eli D. Mullis, C.F.O.

(Principal Financial and Accounting Officer)

November 12, 2003