Form 10KSB
period 2003-12-31
UNITY HOLDINGS INC
filed 2004-03-29
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File No. 000-25851

UNITY HOLDINGS, INC
(Name of Small Business Issuer in Its Charter)

	Georgia	58-2350609
	(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

	950 Joe Frank Harris Pkwy, S.E.	30121
	Cartersville, Georgia	(Zip Code)

(770) 606-0555
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

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was $10,519,087. As of March 31, 2004, 1,013,510 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on December 31, 2003 was $18,243,180. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $18 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one): Yes __ No X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

UNITY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Item		Page
Number		Number
PART I

1.	Description of Business	4
2.	Description of Property	17
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17

PART II

5.	Market for Registrant's Common Stock and Related Security Holder Matters	17
6.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18
7.	Consolidated Financial Report	38
8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	39
8a.	Controls and Procedures

PART III

9.	Directors and Principal Officers of the Registrant	39
10.	Executive Compensation	43
11.	Security Ownership of Certain Beneficial Owners and Management	44
12.	Certain Relationships and Related Transactions	46

PART IV

13.	Exhibits and Reports on Form 8-K	46
14.	Principal Accountant Fees and Services	47

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

Floyd County is also located in northwest Georgia and had a population of 91,118 in 2001 and a median effective buying income per household of $35,615. Our branch is located in Rome, Georgia, which is located in the center of Floyd County. The primary market for the bank is the City of Rome, which draws from secondary markets which include Gordon, Polk, Cherokee and Chattooga Counties. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

Employees

As of December 31, 2003, the Bank had 45 full-time employees and 4 part-time employees.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized." As of December 31, 2003, the Company had Tier 1 and Total Risk-Based Capital Ratios of 11.85% and 13.08%, respectively. For a more detailed analysis of the Company and Bank's regulatory requirements, see Note 12 to the Notes to Consolidated Financial Statements.

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

Rome Office. On October 9, 2001, the Bank opened a temporary bank office at 42 Three Rivers Drive in Rome, Georgia. Construction on a permanent facility will begin in early 2004 and will be completed in the same year.

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

Item 5. Market For Common Equity And Related Stockholder Matters.

(a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 2003, there were approximately 1,145 shareholders of record.

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

Year	High Selling Price	Low Selling Price

2003
First Quarter	18.00	17.50
Second Quarter	18.00	17.00
Third Quarter	18.00	18.00
Fourth Quarter	19.00	18.00

The Company has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

During 2002, the Company sold 170,299 additional shares of common stock at $16.00 per share through a private placement offering. The shares sold pursuant to the private placement were claimed exempt from registration by the issuer pursuant to federal and state securities laws (Regulation D and O.C.G.A. Section 10-5-9(16), respectively). The shares were sold by the executive officers and directors of the Company without commissions, remuneration, or any other compensation. All purchasers executed a subscription agreement in which each represented that he or she met the requirements of an "accredited investor" within the meaning of Regulation D under the Securities Act of 1933. The sale generated additional capital of $2,724,784 during the year.

 Item 6. Management's Discussion and Analysis.

Management's Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion describes our results of operations for 2003 and also analyzes our financial condition as of December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balances and Interest Income and Interest Expense" tables shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a tabular illustration of our asset liability management to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

There are risks inherent in all loans, therefore, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the related notes and the other statistical information also included in this report.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 which have been included in Item 7. of this annual report on form 10-KSB.

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

Overview

Our 2003 results were highlighted by reporting net income of $1,362,795 in our fifth year of operations. Despite a downturn in the national and state economy exacerbated by the effects of global uncertainties, we continued to have significant loan and deposit growth that should provide a base for continued profitability.

Financial Condition at December 31, 2003 and 2002

The following is a summary of our balance sheets for the years indicated:

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$2,898	$3,575
Interest-bearing deposits in banks	59	312
Federal funds sold	-	561
Securities	12,282	13,125
Loans, net	136,390	106,382
Premises and equipment	4,993	5,102
Other assets	3,227	1,881
	159,849	130,938

Total deposits	$129,470	117,971
Total borrowings	16,202	-
Other liabilities and redeemable common stock	964	1,023
Stockholders' equity	13,213	11,944
	$159,849	$130,938

As of December 31, 2003, we had total assets of $159.8 million, an increase of 22% over December 31, 2002. Total interest-earning assets were $148.7 million at December 31, 2003 or 93% of total assets as compared to 92% of total assets at December 31, 2002. Our primary interest-earning assets at December 31, 2003 were loans, which made up 92% of total interest-earning assets as compared 88% at December 31, 2002. Our gross loans to total funding ratio was 95% at December 31, 2003 as compared to 91% at December 31, 2002. Deposit growth of $11.5 million and total borrowings, which consist of federal funds purchased, Federal Home Loan Bank advances and subordinated debentures, of $16.2 million were used primarily to fund loan growth of $30.4 million.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and restricted equity securities, amounted to $12.3 million at December 31, 2003, a 6% decrease from the $13.1 million at December 31, 2002. Proceeds from the sale or maturity of investments during 2003 were utilized in the loan portfolio to achieve favorable yields. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 86% of our loan portfolio collateralized by real estate located in our primary market area of Bartow County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (30%) and construction loans to build one- to four-family residential properties (19%), and nonresidential properties consisting primarily of small business commercial properties (51%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows:

One to four-family residential properties	85%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	80%

The remaining 14% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable. However, global uncertainties could negatively impact the local economy.

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

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to external sources of funds.

As our loan demand has continued to increase, we have increased the use of external funding sources in a manner to achieve acceptable net interest margins and to relegate interest rate risk in the balance sheet. Brokered deposits totaled $34 million at December 31, 2003, compared to $29 million as of December 31, 2002. These deposits are readily obtainable at rates not significantly different than rates we pay on deposits in our local market. We also used a mix of FHLB advances and Fed funds purchased of varying maturities to further reduce our cost of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by the Asset/Liability Committee and acceptable current banking practices our core liquidity ratio of 10.44% at December 31, 2003, was within our target range of 10% - 35%.

At December 31, 2003, our capital levels were adequate based on regulatory minimum capital requirements. Our stockholders' equity increased primarily due to net income of $1,362,795. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, our primary source of funds available to Unity Holdings, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, the Bank can pay $2,545,000 of dividends without regulatory approval.

The minimum capital requirements to be considered "well capitalized" under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2003 are as follows:

	Actual
			Regulatory
	Consolidated	Bank	Requirements
Leverage capital ratio	10.35%	8.39%	5.00%
Risk-based capital ratios:
Core capital	11.85%	9.60%	6.00%
Total capital	13.10%	10.85%	10.00%

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

Off Balance Sheet Arrangements and Borrowing Power

At December 31, 2003, we had loan commitments outstanding of $15.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability to borrow and purchase federal funds from other financial institutions. At December 31, 2003, we had arrangements with two commercial banks for short-term unsecured advances of $5.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million. We have a line of credit with the Federal Home Loan Bank equal to 1% of total assets. According to our pledged collateral for the line, we can borrow up to $16.3 million on this line. At December 31, 2003, we had $11 million outstanding on this line. By having this readily available credit, our secondary, or liability, liquidity ratio was 32%, substantially higher than our 20% minimum directive.

At December 31, 2003, we had no material commitments for capital expenditures.

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

Results of Operations For The Years Ended December 31, 2003 and 2002

The following is a summary of our operations for the years indicated.

	December 31,
	2003	2002
	(Dollars in Thousands)
Interest income	$9,450	$8,467
Interest expense	3,474	3,766
Net interest income	5,976	4,701
Provision for loan losses	495	529
Other income	1,070	1,072
Other expenses	4,515	3,969
Pretax income	2,036	1,275
Income taxes	673	442
Net income	$1,363	$833

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

Our tax equivalent net yield on average interest-earning assets was 4.36% in 2003 as compared to 4.20% in 2002. Average loans increased by $24.6 million, which accounted for the majority of a $25.2 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $20.6 million with average interest-bearing demand and time deposits accounting for the majority of this increase. The rate earned on average interest-earning assets decreased to 6.89% in 2003 from 7.57% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.85% in 2003 from 3.71% in 2002. The increase in the net yield is due primarily to decreases in our cost of funds. We anticipate our funding costs to remain low as time deposits reprice and external funding sources continue to be used in a cost-efficient manner.

Provision for Loan Losses

The provision for loan losses was $495,000 and $529,000 in 2003 and 2002, respectively. The amounts provided were due primarily to the growth of the portfolio, lower loan loss experience, and to our assessment of the inherent risk in the portfolio. Net charge-offs for 2003 were $100,000 as compared to $254,000 for 2002. As of December 31, 2003, we had nonperforming loans and assets of $1,473,000 as compared to $1,008,000 at December 31, 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.35% at December 31, 2003 as compared to 1.36% at December 31, 2002.

Other Income

Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other income was $1,070,000 in 2003 as compared to $1,072,000. Service charges on deposit accounts increased $144,000 for the year ended December 31, 2003 as compared to the same period in 2002. However, mortgage origination fee income decreased $71,000 for 2003 as compared to 2002. We expect mortgage fees to increase in 2004 if mortgage rates remain low.

Other Expenses

Other expenses of $4,515,000 for 2003 represent an approximate 14% increase over the $3,968,000 posted for 2002. Salaries and employee benefits increased $356,000, as key staff members were added to handle increasing business volumes. Data processing expenses increased $59,000 for 2003 over 2002. As business volumes grow, so do our data processing costs. The increase in total other operating expenses is directly related to the overall growth of the Bank.

Income Tax

Income tax expense was $673,000 in 2003 as compared to $442,000 in 2002. The rate of income tax compared to pretax income was 33% in 2003 as compared to 35% in 2002.

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

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 0.82. Our targeted ratio is 0.75 to 1.25 in this time horizon. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be virtually nonexistent. The current ratio indicates that our balance sheet is responsive to interest rates and can be adjusted to take advantage of several interest rate scenarios.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within	Over Three	Over One	After
	Three	Months To	Year to	Three
	Months	One Year	Three Years	Years	Total
	( Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	59	-	-	-	59
Securities	1,300	752		10,229	12,281
Loans	49,659	20,680	26,864	41,054	138,257
Total	51,018	21,432	26,864	51,283	150,597

Interest-bearing liabilities:
Interest-bearing demand deposits	30,690	-	-	-	30,690
Savings & Money Market Deposits	2,828	-	-	-	2,828
Time Deposits	11,008	33,564	27,502	12,750	84,824
Federal Funds Purchased	2,100	-	-	-	2,100
Other Borrowings	2,409	2,450	4,800	1,350	11,009
Subordinated Debentures	3,093	-	-	-	3,093
Total	52,128	36,014	32,302	14,100	134,544

Interest rate sensitivity gap	(1,110)	(14,582)	(5,438)	37,183	16,053
Cumulative interest rate sensitivity gap	(1,110)	(15,692)	(21,130)	16,053
Interest rate sensitivity gap ratio	0.98	0.60	0.83	3.64
Cumulative interest rate sensitivity gap ratio	0.98	0.82	0.82	1.12

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The following tables and schedules set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$2,646	$2,635
Interest-bearing deposits in banks	218	261
Taxable securities	8,680	10,620
Tax exempt securities	4,414	1,288
Securities valuation account	125	71
Federal funds sold	1,680	2,173
Loans (2)	122,142	97,565
Allowance for loan losses	(1,689)	(1,323)
Other assets	7,646	7,147
	145,862	120,437

Total interest-earning assets	$137,134	$111,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$10,613	$8,574
Interest-bearing demand	32,403	22,461
Savings	2,359	1,846
Time	78,253	76,603
Total deposits	123,628	109,484
Federal funds purchased and repurchase agreements	1,129	464
Other borrowings	7,836	-
Other liabilities	757	841
Total liabilities	133,350	110,789
Stockholders' equity	12,512	9,648
	$145,862	$120,437

Total interest-bearing liabilities	$121,980	$101,374

(1) Average balances were determined using the daily average balances during the year for each category.

(2) Nonaccrual loans included in average loans were $781,000 and $286,000 in 2003 and 2002, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31, 2003 2002
		Average		Average
	Interest	Rate	Interest	Rate
INTEREST INCOME:
Interest and fees on loans (1)	$ 8,833	7.23%	$ 7,889	8.09%
Interest on taxable securities	402	4.63	481	4.53
Interest on tax exempt securities	194	4.39	57	4.41
Interest on federal funds sold	18	1.07	36	1.66
Interest on deposits in banks	3	1.38	4	1.53
Total interest income	9,450	6.89	8,467	7.57

INTEREST EXPENSE:
Interest on interest-bearing demand deposits	385	1.19	439	1.95
Interest on savings deposits	28	1.19	31	1.70
Interest on time deposits	2,883	3.68	3,288	4.29
Interest on Borrowings (2)	178	1.98	8	1.64
Total interest expense	3,474	2.85	3,766	3.71

NET INTEREST INCOME	$ 5,976		$ 4,701
Net interest spread		4.04%		3.85%
Net yield on average interest-earning assets		4.36%		4.20%

(1) Interest and fees on loans includes $822,000 and $758,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. Interest income recognized on nonaccrual loans during 2003 and 2002 was insignificant.

(2) Includes interest on federal funds purchased and other borrowings.

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

	Year Ended December 31,
	2003 vs. 2002
	Changes Due To:
	Rate	Volume	Net
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$ (837)	$ 1,781	$ 944
Interest on taxable securities	11	(90)	(79)
Interest on tax exempt securities	(0)	137	137
Interest on federal funds sold	(13)	(5)	(18)
Interest on deposits in banks	(0)	(1)	(1)
Total interest income	(839)	1,822	983

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	$ (171)	$ 117	$ (54)
Interest on savings deposits	(10)	7	(3)
Interest on time deposits	(464)	59	(405)
Interest on Borrowings	31	139	170
Total interest expense	(614)	322	(292)
Net interest income	(225)	1,500	1,275

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities, which include securities available for sale and restricted equity securities, are summarized as follows:

	December 31, 2003
		Weighted
	Amortized	Average	Fair
	Cost	Yield (1)	Value
	(Dollars in Thousands)
U.S. Government and agency securities	4,503	4.91	4,497
Mortgage-backed securities	770	4.39	773
Municipal securities	5,695	3.17	5,712
Restricted equity securities	1,300	4.68	1,300
	12,268	4.55	12,282

	December 31, 2002
		Weighted
	Amortized	Average	Fair
	Cost	Yield (1)	Value
	(Dollars in Thousands)
U.S. Government and agency securities	7,087	4.00	7,226
Mortgage-backed securities	1,888	5.51	1,919
Municipal securities	3,343	4.66	3,373
Restricted equity securities	607	4.68	607
	12,925	4.40	13,125

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

(2) Yields on Municipal securities are presented on a tax equivalent basis.

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through three years, (3) after three through five years and (4) after five years. Restricted equity securities are not included in the table because they have no contractual maturity.

	U.S. Treasury
	And Other U.S.
	Government Agencies
	And Corporations		Municipal Securities
		Yield		Yield
	Amount	(1)	Amount	(1)
Maturity:
One year or less	$ -		$ -
After one year through three years	-		-
After three years through five years	536	4.72%	340	4.37%
After 5 years	4,734	5.06%	5,372	4.60%
	$ 5,270	5.02%	$ 5,712	4.59%

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial, financial and agricultural
	$ 11,106	$ 10,914
Real estate - construction	21,522	15,957
Real estate - mortgage	97,263	72,704
Consumer, installment and other	8,683	8,493
	138,574	108,068
Unearned income	(318)	(215)
Allowance for loan losses	(1,866)	(1,471)
Loans, net	136,390	106,382

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity.

	Commercial	Construction	Other	Total
	(Dollars in Thousands)
Within Three Months	2,665	13,605	32,937	49,207
Over Three Months to One Year	1,870	7,876	10,934	20,680
Over One Year to Three Years	1,894	41	24,928	26,863
Over Three Years	4,677	-	37,148	41,825
	11,106	21,522	105,947	138,575

The following table summarizes loans at December 31, 2003 with due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars
in Thousands)
Predetermined interest rates	44,070
Floating or adjustable interest rates	24,618
68,688

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Nonaccrual loans	$ 726	$ 1,008
Loans contractually past due ninety days or more as to interest or

more as to interest or principal payments and still accruing	351	180
Restructured loans	205	-
Potential problem loans	1,147	260
Interest income that would have been recorded on nonaccrual and
restructured loans under original terms	36	18
Interest income that was recorded on nonaccrual and restructured loans	10	8

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

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$122,142	$ 97,565

Balance of allowance for loan losses at beginning of period	$ 1,471	$ 1,196

Loans charged off:
Installment loans	101	90
Real estate-mortgage	2	64
Commercial	33	118
	136	272

Loans recovered:
Installment loans	22	15
Real estate mortgage	9	3
Commercial	5	-
	36	18

Net charge-offs	100	254

Additions to allowance charged to operating expense during year	495	529

Balance of allowance for loan losses at end of year	1,866	1,471

Ratio of net loans charged off during the year to average loans outstanding	0.08%	0.26%

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

As of December 31, 2002 and 2001, our allocations of the allowance for loan losses do not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003		December 31, 2002
	Amount	Percent of Loans in each category to total loans	Amount	Percent of Loans in each category to total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$ 174	8.01%	$ 275	10.12%
Real estate - construction	215	15.53%	259	14.80%
Real estate - mortgage	1,126	70.19%	648	67.21%
Consumer, installment and other	87	6.27%	289	7.87%
Specific allocation for rated loans	264	N/A	-	N/A
	1,866	100%	1,471	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below.

	December 31, 2003		December 31, 2002
	Average		Average
	Balance (1)	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Noninterest-bearing demand deposits	$ 10,613	-%	$ 8,574	-%
Interest-bearing demand deposits	32,403	1.19	22,461	1.95
Savings Deposits	2,359	1.19	1,846	1.70
Time Deposits	78,253	3.68	76,603	4.29
	123,628		109,484

(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	6,533
Over three months through six months	7,861
Over six months through twelve months	11,393
Over twelve months	19,950
45,737

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2003	2002
Return on assets (1)	0.93%

		0.69%
Return on equity (2)	10.89%	8.64%
Dividend payout ratio (3)	-	-
Equity to assets ratio (4)	8.58%	8.01%

(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share of common stock divided by net income per share.

(4) Average equity divided by average total assets.

Item 7. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Earnings - December 31, 2003 and 2002

Consolidated Statements of Comprehensive Income - December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity - December 31, 2003 and 2002

Consolidated Statements of Cash Flows - December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

Item 8a. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our system evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Code of Ethics

A copy of the Unity Holdings, Inc. Code of Ethics is attached hereto as Exhibit 14.1 and incorporated herein by reference.

The remaining information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Executive Compensation.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

 Item 13. Exhibits, List and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-45979).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-45979).

4.1

See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation And Bylaws defining the rights of shareholders (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-45979).

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

11.1	Statement of Net Earnings Per Share.

14.1	Code of Ethics

21.1	Subsidiaries of the Company (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999, and incorporated herein by reference).

23.1	Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).

23.2	Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1).

24.1	Power of Attorney (part of signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements.

(b) Reports on Form 8-K

The Company filed one 8-K in the fourth quarter of the year ended December 31, 2003, specifically on December 17th. The subject of the filing was the issuance of trust preferred securities by a subsidiary trust created expressly for that purpose. The 8-K filing is incorporated by reference herein.

ITEM 14. GENERAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.

Date: March 30, 2004

By: MICHAEL L. MCPHERSON

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2004.

Signature	Title
/s/ Kenneth R. Bishop Kenneth R. Bishop	Director
/s/ Jerry W. Braden Jerry W. Braden	Director
/s/ Michael L. McPherson Michael L. McPherson	Director, President and Chief Executive Officer
/s/ Donald D. George Donald D. George	Director
/s/ John S. Lewis John S. Lewis	Director
/s/ Sam R. McCleskey Sam R. McCleskey	Director
/s/ Stephen A. Taylor Stephen A. Taylor	Director
/s/ B. Don Temples B. Don Temples	Director
/s/ Eli D. Mullis Eli D. Mullis	Chief Financial and Accounting Officer

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c )

Disclosed in this report any change in the registrant's internal controls that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls.

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

March 30, 2004

MICHAEL L. MdPHERSON

MICHAEL L. McPHERSON

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
I, Eli D. Mullis, Chief Financial and Accounting Officer, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c )

Disclosed in this report any change in the registrant's internal controls that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls.

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

March 30, 2004

ELI D. MULLIS

ELI D. MULLIS

Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Statement of Net Earnings Per Share

14.1	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements

EXHIBIT NO. 11.1

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Years Ended December 31,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	1,010,719	896,086

Net income	$1,362,795	$833,395

Basic earnings per share	$1.35	$0.93

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,010,719	896,086
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	39,482	72,976
Total weighted average common shares and
common stock equivalents outstanding	1,050,201	969,062

Net income	$1,362,795	$833,395

Diluted earnings per share	$1.30	$0.86

EXHIBIT NO. 14.1

Unity National Bank

Code of Ethics

(As taken from the Conflict of Interest section of the Employee Handbook)

Unity National Bank Directors, Executive Officers and employees must at all times observe the highest standards of business ethics and conduct their personal business affairs in such a manner as to avoid any possible conflict of interest with their duties and responsibilities as members of the Unity National Bank organization.

This policy statement relates to Bank policy concerning investments in and personal dealing with individuals and business organizations doing business or seeking to do business with Unity National Bank, proper accounting of funds and assets of the Bank, confidences, providing and acceptance of gift or other benefits, political activities of the Bank and the relationship of the Bank with Bank regulators. Individuals and organizations doing business with Unity National Bank include not only regular customers but also those who furnish facilities and services, such as insurance companies and agents, real estate and business brokers, advertising agencies and media representatives, printers, security dealers and brokers, architects, attorneys, accountants, engineers, contractors and consultants.

All Directors, Executive Officers and Employees of Unity National Bank must comply with the following requirements. The term "Bank" or "Company" when used hereafter refers to Unity National Bank.

Personal Finances and Business Dealings
1.	Directors, Executive Officers and Employees are expected to maintain their financial affairs in a manner that will favorably reflect on the reputation of the Bank.
2.	Under no circumstances should personal and Company funds be co-mingled in any account, fund or other such vehicle for any purpose whatsoever.
3.

Directors, Executive Officers and Employees should not invest directly or indirectly in the stock or business of a customer, supplier or lender unless the Board of Directors has approved such investment. Provided the employee is not a loan officer for the account or subject to more stringent restrictions applicable to a specific position, investment in 10% or less of the issued and outstanding shares of a publicly-traded corporation is allowable without prior approval.

4.

No Director, Executive Officer or Employee should borrow from any customer of the Bank (except for normal credit purchases) unless the customer is a recognized lending institution, nor should any officer or employee co-sign, endorse or otherwise assume liability in connection with the borrowings of any customer (except member of their immediate family).

5.

No Director, Executive Officer or Employee should personally hold a financial interest in or receive any personal benefit from, any business venture that is in competition with the Bank. "Financial Interest" for this purpose means any position as owner, proprietor, manager, partner, major (1% or more of the Bank) stockholder, or beneficiary of any such business.

6.	No Director, Executive Officer or Employee should have any personal business dealings with the Bank or its subsidiaries except as a customer for financial services.
Business and Family Relationships
1.

A Director, Executive Officer or Employee of the Bank who individually holds, or holds through members of his/her family, a financial interest in a corporation, trust or business unrelated to the Bank should not in his/her capacity as an employee or officer, vote to approve or disapprove or exercise any discretionary authority whatsoever with respect to any loan, purchase, sale, lease or other transaction or course of dealing between that business and the Bank.

2.

When acting for the Bank a Director, Executive Officer or Employee shall not vote to approve or disapprove or exercise any discretionary authority whatsoever with respect to any loan, purchase, sale, lease, accounting or other transaction between his immediate family and the Bank.

Confidences
1.

Confidential information with respect to the business of the Bank or the customers and suppliers of the Bank obtained by Director, Executive Officer or Employee of the Bank is considered privileged and is to be held in strictest confidence. It is solely for corporate purposes and not to be transmitted to persons outside of the Bank, including family or associates, or even to other employees of the Bank who have no need for the information in discharging their duties.

2.

Confidential information concerning customers may in some instances be considered "inside information", which, if used or disclosed, could subject the employee, the Bank and a person outside the Bank to whom the information is communicated to liability under Federal or State Securities laws. Anyone in possession of material inside information must refrain from trading or recommending the purchase or sale of the securities concerned until the information is properly disclosed to the investing public.

3.	Breach of confidentiality will result in termination.

Use of the Unity National Bank Name

No Director, Executive Officer or Employee should, unless authorized, through activities, statements or otherwise, represent or imply Bank sponsorship or approval of any political, social, religious or business activity or cause.

Providing and Acceptance of Gifts or Other Benefits
1.

No individual representing the Bank should provide directly or indirectly any gift or service of more than nominal value to any individual, company or government unit in consideration for doing business with the Bank or a customer or supplier of equipment or services. However, this is not intended to prohibit normal business entertainment of customers and suppliers, which is a generally accepted business practice. Premiums such as those offered for opening new accounts may be provided in conjunction with new business campaigns, and promotional materials of nominal value may occasionally be given to customers or others.

2.

No individual representing the Bank should accept any gift or service of more than nominal value from an actual or potential customer or supplier. While normal business entertainment is appropriate, in no instance should any gift or offer of entertainment be accepted if acceptance could jeopardize public confidence in the Bank or create undesirable obligations to the donor. This is not intended to prohibit the exchange of reciprocal courtesies of the same approximate nominal value between Bank employees and their personal friends..

Indirect Conflicts

Investments and dealings prohibited to Bank Directors, Executive Officers or Employees should be avoided by the members of the employee's family who act on the information or advice of the employee. Such members include the employee's spouse, children and their spouses, brothers and sisters, and their spouse's parents and parents-in-law.

Corporate Funds
1.	No Director, Executive Officer or Employee of the Bank should maintain or authorize the accumulation of Company funds that are not recorded on its books and records.
2.	No Director, Executive Officer or Employee may authorize disbursement to others from any such accumulated funds.
Political Activities
1.

As a corporate entity, the Bank will make no contributions or expenditure to or for the benefit, use or support of any political purpose. The Bank will not reimburse any person for such contribution or expenditure. The Bank's supplies, materials, stationery, postage, telephones, copy machines, offices, premises, office equipment, office furniture, vehicles and any other Bank property will not be made available to or used by any political party, candidate or political committee in connection with any campaign for an elective office.

2.

The Bank may make loans in connection with political campaigns provided that such loans are made in the ordinary course of business and are in conformity with state and federal law and Bank lending policy.

Relationship with Bank Regulators
1.	The Bank will seek at all times to comply with applicable laws and regulations. When applicability or interpretation of laws and regulations are unclear, advice of counsel will be sought.
2.

In order to merit the confidence of the public and of those agencies that regulate the Bank, there must be complete candor in dealings with the regulatory agencies. Each Director, Executive Officer or Employee must respond completely and accurately to all questions put to him/her by the regulatory agencies, the Company's outside independent auditors, internal audit, or and internal control review committee. No adverse data in response to any question should be concealed.

Other

At any time, every Officer and Employee should feel free and is urged to present to the Bank for determination any particular investment or relationship which he/she would like to have reviewed for compliance with the letter and spirit of this policy statement. Such inquiries should be made to the Bank's compliance officer.

Arms-Length Transactions

All business deals to include the purchase or sale of fixed assets and bank services between the bank and Directors, their related interests or employees should be made in the regular course of business upon terms not less favorable to the bank than those offered to others, or when such purchase is authorized by a majority of the Board not interested in the sale of such property or services, and the authority is evidenced by the affirmative vote of written assent of these directors.

Usurpation of Corporate Opportunities

No Employee, Executive Officer or Director shall take for himself an opportunity that belongs to the bank. Whenever the bank has been seeking a particular business opportunity, or the opportunity has been offered to it, or bank funds, facilities or personnel have been used in developing the opportunity, the opportunity shall rightfully be that of the Bank.

Regulation O - Disclosure of Related Interests

According to Regulation O of the Board of Governors of the Federal Reserve System which deals with loans to Executive Officers, Directors and Principal Shareholders, all Directors and Executive Officer are required to identify on an annual basis (or more frequently if requested by the OCC) all "related interests".

The definition of "related interests"comes directly from the Federal Reserve Manual. A "related interest" means any company controlled by a person or any political or campaign committee the funds or services of which will benefit a person or that is controlled by a person.

"Company controlled" means that a person directly or indirectly:

1.	Owns, controls, or has the power to vote 25% or more of any class of voting securities of the company
2.	Controls in any manner the election of a majority of the directors of the company,
3.	Has the power to exercise a controlling influence over the management of policies of the company.
A.

A person is presumed to have control, including the power to exercise a controlling influence over the management or policies of a company if the person is an Executive Officer or Director and directly or indirectly owns, controls, or has the power to vote more than 10% of any class of voting securities of the company, or

B.

The person directly or indirectly owns, controls, or has the power to vote more than 10% of any class voting securities of the company and no other person owns, controls, or has the power to vote a greater percentage of that class of voting securities.

Outside Employment

Employees should seek guidance and/or approval from their immediate supervisor before engaging in any activity that might be construed as prohibited.

Loan to Directors and Principal Shareholders and Executive Officers

It is the policy of Unity National Bank not to grant loans or extensions of credit to Directors, Principle Shareholders or Executive Officers with terms or conditions more favorable than those offered to other borrowers. The loans/extensions of credit to Directors, Principal Shareholders and Executive Officers require prior approval by the Board where the amount exceeds 5% of capital in the aggregate with the interested party abstaining from participating directly or indirectly in the voting. Loans shall not exceed 15% of the bank's capital and surplus, or the in-house lending limits to which the bank is subject, whichever is less. Loans must be reported to the next Board of Directors meeting and will be subject to normal review. The terms of any such loans will not be different from those granted on similar transaction by the Bank with its regular loan customers and shall not present more than the normal risk of repayment nor contain any other unfavorable feature.

The Bank may not pay an overdraft on the account of a Director. This rule does not include payment of funds under a written pre-authorized, interest bearing extension of credit plan that specifies a method of repayment. However, the Bank may pay inadvertent overdrafts on an account of a Director in an aggregate amount of $1,000 or less, provided the account is not overdrawn for more than three business days and the Bank charges the Director, Principal Shareholder or Employee the same fee charged any other customer of the Bank in similar circumstances.

 The Board of Directors shall be provided, at their monthly meeting, a report of all extensions of credit to Executive Officers, Directors and their related interests.

All loans to Directors, Executive Officers or Employees will comply with the Federal Reserve Regulation O and the Georgia Department of Banking and Finance Regulations.

Deposit Relationships with Directors, Shareholders, and Executive Officers

The Bank shall not pay to any Director, Officer, Attorney, or Employee a greater rate of interest on the deposits of such Director, Officer, Attorney, or Employee than that paid to other depositors on similar deposits with such member banks.

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

Sect. 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report)", Michael L. McPherson, Chief Executive Officer of the Company, and Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

MICHAEL L. McPHERSON

MICHAEL L. McPHERSON

Chief Executive Officer

March 30, 2004

ELI D. MULLIS

ELI D. MULLIS

Chief Financial and Accounting Officer

March 30, 2004

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.