Form 10QSB
period 2004-03-31
UNITY HOLDINGS INC
filed 2004-05-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004: 1,013,510; $0.01 par value.

Transitional Small Business Disclosure Format Yes No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet March 31, 2004	3

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended March 31, 2004 and 2003	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and	8
	results of Operations

	Item 3 - Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	12

	Signatures	13

ITEM 1. FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	3/31/2004	12/31/2003
Cash and due from banks	$ 3,133,800	$ 2,897,644
Interest-bearing deposits in banks	211,664	59,240
Federal funds sold	1,262,000	-
Securities available-for-sale, at fair value	10,635,822	10,981,471
Restricted equity securities, at cost	1,104,609	1,300,109

Loans	138,518,267	138,256,760
Less allowance for loan losses	1,869,997	1,866,467
Loans, net	136,648,270	136,390,293

Premises and equipment	4,970,870	4,992,774
Other assets	3,275,680	3,227,379
Total assets	$161,242,715	$159,848,910

Liabilities, Redeemable Common Stock and Stockholders' Equity
Deposits
Noninterest-bearing	$ 11,732,533	$ 11,128,470
Interest-bearing	120,108,475	118,341,677
Total deposits	131,841,008	129,470,147
Federal funds purchased	-	2,100,000
Other borrowings	11,600,000	11,009,000
Subordinated debentures	3,093,000	3,093,000
Other liabilities	866,288	890,195
Total liabilities	147,417,888	146,562,342

Commitments and contingencies

Redeemable common stock held by KSOP	73,764	73,764

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued.	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,013,510 issued and outstanding	10,135	10,135
Capital surplus	10,837,431	10,837,431
Retained earnings	2,767,488	2,356,489
Accumulated other comprehensive income	153,601	8,749
Total stockholders' equity	13,768,655	13,212,804
Total liabilities, redeemable common stock and stockholders' equity	$161,242,715	$159,848,910

See Notes to Consolidated Financial Statements.
UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest income
Loans	$ 2,351,771	$ 2,049,400
Taxable securities	66,299	99,823
Nontaxable securities	65,772	27,718
Federal funds sold	3,504	7,999
Deposits in banks	298	884
Total interest income	2,487,644	2,185,824

Interest expense on deposits
Deposits	788,608	863,446
Other borrowings	88,088	16,110
Total interest expense	876,696	879,556

Net interest income	1,610,948	1,306,268
Provision for loan losses	65,673	130,554
Net interest income after
provision for loan losses	1,545,275	1,175,714

Other income
Service charges on deposit accounts	168,764	129,818
Loss on sales of securities available-for-sale	-	(2,668)
Other operating income	94,330	152,122
Total other income	263,094	279,272

Other expenses
Salaries and employee benefits	570,359	599,527
Equipment and occupancy expenses	151,663	168,425
Other operating expenses	439,105	353,800
Total other expenses	1,161,127	1,121,752

Income before income taxes	647,242	333,234
Income tax expense	236,243	122,000

Net income	410,999	211,234

Other comprehensive income:
Unrealized gain on securities
available-for-sale arising during period	144,852	25,887
Comprehensive income	$ 555,851	$ 237,121

Basic earnings per share	$ 0.41	$ 0.21
Diluted earnings per share	$ 0.37	$ 0.20
Cash dividends per share	$ -	$ -
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
	2004	2003
OPERATING ACTIVITIES
Net income	$ 410,999	$ 211,234
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	64,773	72,194
Provision for loan losses	65,673	130,554
Loss on sale of securities available-for-sale	-	2,668
Gain on sale of premises and equipment	-	-
Decrease (Increase) in interest receivable	616,176	(69,280)
Increase (Decrease) in interest payable	(160,143)	(131,841)
Net other operating activities	(49,980)	(148,587)
Net cash provided by operating activities	947,498	66,942

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(152,424)	294,393
Purchases of securities available-for-sale	(1,000,000)	(1,822,350)
Proceeds from sales of securities available-for-sale	-	1,310,027
Proceeds from maturities of securities available-for-sale	1,082,240	1,193,209
Redemption of restricted equity securities	195,500	-
Purchases of restricted equity securities	-	(149,100)
Net decrease in federal funds sold	(1,262,000)	(7,401,000)
Net increase in loans	(393,650)	(5,184,242)
Purchase of premises and equipment	(42,869)	(29,361)
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	(1,573,203)	(11,788,424)

FINANCING ACTIVITIES
Net increase in deposits	2,370,861	6,117,529
Net increase in other borrowings	(1,509,000)	4,500,000
Proceeds from sale of common stock	-	-
Proceeds from exercise of stock options	-	-
Net other financing activities	-	-
Net cash provided by financing activities	861,861	10,617,529

Net increase in cash and due from banks	236,156	(1,103,953)
Cash and due from banks at beginning of period	2,897,644	3,574,706
Cash and due from banks at end of period	$ 3,133,800	$ 2,470,753

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 1,036,839	$ 1,011,397
Income taxes	$ 93,627	$ 225,474

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$ -	$ -
Loans transferred to other real estate owned	$ 418,026	$ -

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003

Net income, as reported	410,999	211,234
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	14,472	52,627
Pro forma net income	396,527	158,607

Earnings per share:
Basic - as reported	0.41	0.21
Basic - pro forma	0.39	0.16
Diluted - as reported	0.37	0.20
Diluted - pro forma	0.36	0.15

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,005,876

Net income	410,999	211,234
Basic earnings per share	0.41	0.21

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,005,876
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	87,095	50,294
Total weighted average common shares and
common stock equivalents outstanding	1,100,605	1,005,876

Net income	410,999	211,234
Diluted earnings per share	0.37	0.20

NOTE 4. CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(ITEM 2.)

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

As of March 31, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of external funding sources. Borrowings from the FHLB amounted to $11,600,000 and out-of-market wholesale deposits were $32,445,000 as of March 31, 2004. These funds are used as a complement to funding from our deposit portfolio and also to lock in net yields for various repricing structures. Additionally, we have $3,093,000 in subordinated debentures for use in maintaining capital levels during periods of rapid growth or during possible expansionary projects. We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur. As of March 31, 2004, our use of external funding was reasonable and our liquidity risk was manageable.

At March 31, 2004, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	10.59%	8.53%	4.00%
Risk-based capital ratios:
Tier I capital	12.08	9.74	4.00
Total capital	13.34	11.00	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings and proceeds will assist in keeping capital ratios at satisfactory levels.

Off-Balance Sheet Arrangements

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

March 31, 2004
Commitments to extend credit	$12,686,000
Letters of credit	265,000
12,951,000

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

At March 31, 2004, we had arrangements with two commercial banks for short-term unsecured advances of $5.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million. We have a line of credit with the Federal Home Loan Bank equal to 1% of total assets. According to our pledged collateral for the line, we can borrow up to $16.3 million on this line. At March 31, 2004, we had $11.6 million outstanding on this line.

At March 31, 2004, we had no material commitments for capital expenditures.

Financial Condition

Total assets grew $1.4 million for the first three months of 2004. Deposit growth of $2.4 million allowed for a decrease in Federal Funds purchased and other borrowings of approximately $1.5 million. Federal funds sold increased $1.3 million at March 31, 2004 over the previous year end balances. These funds will be quickly deployed in the loan portfolio as demand increases. Stockholders' equity has increased by $538,000 due to net income of $393,000 and an increase in unrealized gains on securities available-for-sale, net of tax, of $145,000.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Net interest income increased $305,000 for the first quarter of 2004 as compared to the first quarter of 2003. Our first quarter 2004 net interest margin was 4.38% as compared to 4.21% for the first quarter of 2003. Savings on the cost of funds are the primary reasons for continued margin strength. Our cost of funds as a percentage of earning assets was 2.23% for the first three months of 2004 as compared to 2.83% for the first three months of 2003. Yields on earning assets decreased to 6.61% for 2004 from 7.04% for the first quarter of 2003. Increased volumes in average loans outstanding also bolstered interest income between the two periods.

The provision for loan losses decreased by $65,000 for the first quarter of 2004 when compared to the same period in 2003. The overall decrease in the provision for loan losses is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses. The Bank currently manages to a loan loss reserve of 1.35% of gross loans. Based upon our evaluation of the loan portfolio, we believe this allowance ratio to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31,
	2004	2003

Nonaccrual loans	484	1,261
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	1,282	27
Restructured loans	245	0
Potential problem loans	110	2,308
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	10	41
Interest income that was recorded on nonaccrual and restructured loans	5	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	March 31,
	2004	2003

Average amount of loans outstanding	137,130	110,487
Balance of allowance for loan losses at beginning of period	1,866	1,471
Loans charged off
Commercial and financial	38	-
Real estate mortgage	-	-
Installment	27	10
	65	10
Loans recovered
Commercial and financial	-	-
Real estate mortgage	-	-
Installment	3	8
	3	8

Net charge-offs	62	2
Additions to allowance charged to
operating expense during period	66	131
Balance of allowance for loan losses at end of period	1,870	1,600
Ratio of net loans charged off during the period to
average loans outstanding	0.05%	0.00%

Other income decreased by $16,000 for the first quarter of 2004 as compared to the same period in 2003. Service charges on deposits increased $39,000 for the three month period ended March 31, 2004 when compared to the same period in 2003. However, mortgage origination income decrease $55,000 between the two periods. Mortgage originations have decreased as the initial refinance boom experienced during 2003 has ended. Management anticipated this drop in originations and will continue to promote its mortgage services aggressively.

Other expenses increased by $39,000 for the first quarter as compared to the same period in 2003. Salaries and employee benefits decreased $29,000 between the two periods. The Company has been able to improve efficiency as the mix of officers and employees has changed between the two periods. Equipment and occupancy expenses decreased $17,000 between the two periods as several fixed assets were fully depreciated by the end of 2003 and still in service. Other operating expenses have increased overall by $85,000 in areas attributable to our overall growth. We provide for income taxes generally at an effective rate of 36.5%, including state income taxes.

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

DATE: May 12, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: May 12, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATIONS

I, Michael L. McPherson, President and C.E.O., certify that
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

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

May 12, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS
I, Eli D. Mullis, Senior Vice President and C.F.O., certify that:
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

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

DATE: May 12, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: May 12, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: May 12, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)