Form 10QSB
period 2004-06-30
UNITY HOLDINGS INC
filed 2004-08-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2004: 1,013,510; $0.01 par value.

Transitional Small Business Disclosure Format Yes No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet June 30, 2004	3

	Consolidated Statements of Income and Comprehensive Income -
	Three Months and Six Months Ended June, 2004 and 2003	4

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and	9
	results of Operations

	Item 3 - Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	14

	signatures	16

ITEM 1. FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	6/30/2004	12/31/2003
Cash and due from banks	$ 4,922,524	$ 2,897,644
Interest-bearing deposits in banks	99,550	59,240
Federal funds sold	-	-
Securities available-for-sale, at fair value
	12,383,713	10,981,471
Restricted equity securities, at cost	1,404,609	1,300,109

Loans	147,778,388	138,256,760
Less allowance for loan losses	1,995,298	1,866,467
Loans, net	145,783,090	136,390,293

Premises and equipment	5,067,801	4,992,774
Other assets	2,809,863	3,227,379
Total assets	$ 172,471,150	$ 159,848,910

Liabilities, Redeemable Common Stock and Stockholders' Equity
Deposits
Noninterest-bearing	$ 12,358,003	$ 11,128,470
Interest-bearing	121,823,782	118,341,677
Total deposits	134,181,785	129,470,147
Federal funds purchased	-	2,100,000
Other borrowings	20,600,000	11,009,000
Subordinated debentures	3,093,000	3,093,000
Other liabilities	723,611	890,195
Total liabilities	158,598,396	146,562,342

Commitments and contingencies

Redeemable common stock held by KSOP	73,764	73,764

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued.	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,013,510 issued and outstanding	10,135	10,135
Capital surplus	10,837,431	10,837,431
Retained earnings	3,225,724	2,356,489
Accumulated other comprehensive income (loss)	(274,300)	8,749
Total stockholders' equity	13,798,990	13,212,804
Total liabilities, redeemable common stock and stockholders' equity	$172,471,150	$159,848,910
UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans	$ 2,452,917	$2,179,120	$ 4,804,688	$ 4,228,520
Taxable securities	84,961	100,020	151,260	199,843
Nontaxable securities	63,053	49,258	128,825	76,976
Federal funds sold	3,906	5,763	7,410	13,762
Deposits in banks	683	1,185	981	2,069
Total interest income	2,605,520	2,335,346	5,093,164	4,521,170

Interest expense on deposits
Deposits	769,912	836,964	1,558,520	1,700,410
Other borrowings	106,980	34,481	195,068	50,591
Total interest expense	876,892	871,445	1,753,588	1,751,001

Net interest income	1,728,628	1,463,901	3,339,576	2,770,169
Provision for loan losses	186,896	134,905	252,569	265,459
Net interest income after
provision for loan losses	1,541,732	1,328,996	3,087,007	2,504,710

Other income
Service charges on deposit accounts	186,009	157,987	354,773	287,805
Gain on sales of securities available-for-sale	-	27,564	-	24,896
Other operating income	131,136	114,221	225,466	266,343
Total other income	317,145	299,772	580,239	579,044

Other expenses
Salaries and employee benefits	592,800	518,090	1,163,159	1,117,617
Equipment and occupancy expenses	167,043	159,334	318,706	327,759
Other operating expenses	431,199	406,405	870,304	760,205
Total other expenses	1,191,042	1,083,829	2,352,169	2,205,581

Income before income taxes	667,835	544,939	1,315,077	878,173
Income tax expense	209,599	199,000	445,842	321,000

Net income	458,236	345,939	869,235	557,173
Other comprehensive income:
Unrealized gain (loss) on securities
available-for-sale arising during period, net of tax	(427,901)	55,143	(283,049)	81,030
Comprehensive income	$ 30,335	$ 401,082	$ 586,186	$ 638,203

Basic earnings per share	$ 0.45	$ 0.34	$ 0.86	$ 0.55
Diluted earnings per share	$ 0.42	$ 0.32	$ 0.80	$ 0.51
Cash dividends per share	$ -	$ -	$ -	$ -
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE, 2004 AND 2003
(Unaudited)
	2004	2003
OPERATING ACTIVITIES
Net income	$ 869,235	$ 557,173
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	127,488	158,274
Provision for loan losses	252,569	265,459
Loss on sale of securities available-for-sale	-	(24,896)
Increase in interest receivable	(10,517)	(63,885)
Decrease in interest payable	(44,474)	(39,955)
Net other operating activities	(44,140)	(301,845)
Net cash provided by operating activities	1,150,161	550,325

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(40,310)	224,898
Purchases of securities available-for-sale	(3,780,625)	(7,956,280)
Proceeds from sales of securities available-for-sale	-	3,491,954
Proceeds from maturities of securities available-for-sale	1,582,240	3,350,527
Redemption of restricted equity securities	195,500	-
Purchases of restricted equity securities	-	(149,200)
Net decrease in federal funds sold	-	561,000
Net increase in loans	(9,082,209)	(15,846,028)
Purchase of premises and equipment	(202,515)	(50,316)
Net cash used in investing activities	(11,327,919)	(16,373,445)

FINANCING ACTIVITIES
Net increase in deposits	4,711,638	7,897,986
Net increase in other borrowings	7,491,000	9,148,000
Net cash provided by financing activities	12,202,638	17,045,986

Net increase in cash and due from banks	2,024,880	1,222,866
Cash and due from banks at beginning of period	2,897,644	3,574,706
Cash and due from banks at end of period	$ 4,922,524	$ 4,797,572

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 1,798,062	$ 1,790,956
Income taxes	$ 556,927	$ 588,871

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$ 552,716	$ 963,435

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

The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2004	2003

Net income, as reported	$458,236	345,939
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	15,597	0
Pro forma net income	442,639	345,939

Earnings per share:
Basic - as reported	0.45	0.34
Basic - pro forma	0.44	0.34
Diluted - as reported	0.42	0.32
Diluted - pro forma	0.41	0.32

NOTE 2. STOCK COMPENSATION PLANS (Continued)

	Six Months Ended June 30,
	2004	2003

Net income, as reported	869,235	557,173
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	30,069	52,627
Pro forma net income	839,166	504,546

Earnings per share:
Basic - as reported	0.86	0.55
Basic - pro forma	0.83	0.50
Diluted - as reported	0.80	0.51
Diluted - pro forma	0.77	0.47

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910

Net income	458,236	345,939
Basic earnings per share	0.45	0.34

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	69,672	72,735
Total weighted average common shares and
common stock equivalents outstanding	1,083,182	1,082,645

Net income	458,236	345,939
Diluted earnings per share	0.42	0.32

NOTE 3. EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910

Net income	869,235	557,173
Basic earnings per share	0.86	0.55

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	69,672	72,735
Total weighted average common shares and
common stock equivalents outstanding	1,083,182	1,082,645

Net income	869,235	557,173
Diluted earnings per share	0.80	0.51

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

Liquidity and Capital Resources

As of June 30, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increased the use of external funding sources. Borrowings from the FHLB amounted to $17,600,000 and out-of-market wholesale deposits were $25,486,000 as of June 30, 2004. We also had $3,000,000 outstanding in repurchase agreements. These funds are used as a complement to funding from our deposit portfolio and also to lock in net yields for various repricing structures. Additionally, we have $3,093,000 in subordinated debentures for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or during possible expansionary projects. We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur. As of June 30, 2004, our use of external funding was reasonable and within internal policy restraints.

At June 30, 2004, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	9.95%	8.46%	4.00%
Risk-based capital ratios:
Tier I capital	11.24	9.58	4.00
Total capital	12.49	10.83	8.00

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

June 30, 2004
Commitments to extend credit	$ 20,971,000
Letters of credit	265,000
$ 21,236,000

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

At June 30, 2004, we had arrangements with two commercial banks for short-term unsecured advances of $5.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million. We have a line of credit with the Federal Home Loan Bank equal to 1% of total assets. According to our pledged collateral for the line, we can borrow up to $25.3 million on this line. At June 30, 2004, we had $17.6 million outstanding on this line.

As of June 30, 2004, we had a commitment to construct our new banking office in Rome, Georgia. As of June 30, 2004, $199,000 of cost had been incurred on the construction project and we expect the estimated costs to complete the banking office to be approximately $1,062,000.

In the normal course of business, the Company is involved in various legal proceedings. The Company is also involved in other non-recurring legal matters, the ultimate outcome of which has not been determined. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $12.6 million, or 7.9%, for the first six months of 2004. Net loans represented the primary area of growth, growing $9.3 million over the six month period. The increased loan demand was funded through both deposit growth and additional borrowings. Deposits grew $4.7 million for the year to date period ended June 30, 2004. Management anticipates further growth in our deposit portfolio, particularly in non-maturity deposit types. Other borrowings grew approximately $7.5 million over the same period to assist in loan funding and to lock in interest rate margins. Capital grew 4.4%, driven by our profit stream for the first six months of 2004.

Results of Operations For The Three Months and Six Months Ended June 30, 2004 and 2003

Net income increased $112,000 (32.5%) for the three month period and $312,000 (56.0%) for the six month period ended June 30, 2004 as compared to the same periods in 2003. Interest income increased $270,000 and $571,000, respectively, for the three and six month periods ended June 30, 2004 when compared to the same periods in 2003. However, interest expense levels remained relatively flat, increasing $5,000 for the three month period and $2,600 for the six month period. The result is an increase in net interest income of approximately $265,000 for the three month period and $569,000 for the six month period ended June 30, 2004 as compared to the same periods in 2003. Increased loan volumes coupled with a shift of funding to lower-cost sources, such as low interest deposits, attributed to strong net interest income performance.

The provision for loan losses increased $52,000 for the quarter and decreased $13,000 for the six month period ended June 30, 2004 when compared to the same periods in 2003. The second quarter of 2004 saw significant loan growth, prompting a larger provision from earnings to the loan loss reserve. The overall decrease in the loan loss provision is attributable to the strength of our loan portfolio. The Bank currently maintains a loan loss reserve of 1.35% of gross loans. Based upon our evaluation of the loan portfolio, we believe this allowance ratio to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2004	2003

Nonaccrual loans	344	361
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	41	5
Restructured loans	243	0
Potential problem loans	111	2,420
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	8	17
Interest income that was recorded on nonaccrual and restructured loans	5	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	June 30,
	2004	2003

Average amount of loans outstanding	140,049	114,007
Balance of allowance for loan losses at beginning of period	1,866	1,471
Loans charged off
Commercial and financial	79	-
Real estate mortgage	-	2
Installment	58	37
	137	39
Loans recovered
Commercial and financial	-	5
Real estate mortgage	-	9
Installment	13	10
	13	24

Net charge-offs	124	15
Additions to allowance charged to
operating expense during period	253	265
Balance of allowance for loan losses at end of period	1,995	1,721
Ratio of net loans charged off during the period to
average loans outstanding	0.09%	0.01%

Other income increased $17,000 for the three months and $1,000 for the six months ended June 30, 2004 when compared to the same period in 2003. Service charges on deposits increased $28,000 for the quarter and $67,000 for the six month period as transaction-based deposit accounts increased. The Company realized a gain on the sale of securities of $24,000 during the first six months of 2003 as a result of selling certain bonds in the investment portfolio. For 2004, the Company has not sold any investments from its available-for-sale portfolio. Mortgage origination fee income has decreased as the initial refinance boom experienced during 2003 has slowed. Management anticipated this drop in originations and will continue to promote its mortgage services aggressively.

Other expenses increased $107,000 for the quarter and $147,000 for the six month period ended June 30, 2004 as compared to 2003. Salaries and employee benefits increased $74,000 for the quarter and $45,000 for the six month period as the Company added both business production employees and additional support staff to manage the growth of the bank. Equipment and occupancy cost increased $8,000 for the three month period and decreased $9,000 for the six month period ending June 30, 2004 when compared to the same period in 2003. The Company has had no substantial equipment additions, and several fixed assets and other equipment that is fully depreciated is still in service. Other operating expenses have increased overall by $24,000 for the quarter and $110,000 for the six month period for 2004 as compared to 2003 and is attributable to our overall growth. We provide for income taxes generally at an effective rate of 34%, including state income taxes.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 19, 2004. The following Class III directors were elected at the meeting to serve terms for three years:

Kenneth R. Bishop

Jerry W. Braden

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Kenneth R. Bishop	# of Shares

For	546,882
Against	0
Abstained	0
Not Voted	6,000
TOTAL	552,882

Jerry R. Braden	# of Shares

For	547,482
Against	0
Abstained	0
Not Voted	5,400
TOTAL	552,882

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.

(Registrant)

DATE: August 10, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: August 10, 2004

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

DATE: August 10, 2004

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

DATE: August 10, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: August 10, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: August 10, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)