Form 10QSB
period 2004-09-30
UNITY HOLDINGS INC
filed 2004-11-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2004: 1,013,510; $0.01 par value.

Transitional Small Business Disclosure Format Yes No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet - September 30, 2004	3

	Consolidated Statements of Income and Comprehensive Income -
	Three Months and Nine Months Ended September, 2004 and 2003	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and	9
	results of Operations

	Item 3 - Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	14

	Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	9/30/2004	12/31/2003
Cash and due from banks	$ 2,220,323	$ 2,897,644
Interest-bearing deposits in banks	210,931	59,240
Federal funds sold	2,964,000	-
Securities available-for-sale, at fair value	12,819,974	10,981,471
Restricted equity securities, at cost	1,482,109	1,300,109

Loans	162,234,950	138,256,760
Less allowance for loan losses	2,190,171	1,866,467
Loans, net	160,044,779	136,390,293

Premises and equipment	5,883,795	4,992,774
Other assets	2,865,710	3,227,379
Total assets	$ 188,491,621	$ 159,848,910

Liabilities, Redeemable Common Stock and Stockholders' Equity
Deposits
Noninterest-bearing	$ 13,936,082	$ 11,128,470
Interest-bearing	136,962,394	118,341,677
Total deposits	150,898,476	129,470,147
Federal funds purchased	-	2,100,000
Other borrowings	19,150,000	11,009,000
Subordinated debentures	3,093,000	3,093,000
Other liabilities	872,528	890,195
Total liabilities	174,014,004	146,562,342

Commitments and contingencies

Redeemable common stock held by KSOP	81,960	73,764

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued.	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,013,510 issued and outstanding	10,135	10,135
Capital surplus	10,837,431	10,837,431
Retained earnings	3,477,124	2,356,489
Accumulated other comprehensive income	70,967	8,749
Total stockholders' equity	14,395,657	13,212,804
Total liabilities, redeemable common stock and stockholders' equity	$ 188,491,621	$ 159,848,910

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans	$ 2,640,977	$ 2,275,688	$ 7,445,665	$6,504,208
Taxable securities	90,897	102,505	242,157	302,348
Nontaxable securities	63,052	56,296	191,877	133,272
Federal funds sold	3,168	3,751	10,578	17,513
Deposits in banks	1,103	243	2,084	2,312
Total interest income	2,799,197	2,438,483	7,892,361	6,959,653

Interest expense on deposits
Deposits	868,819	807,544	2,427,339	2,507,954
Other borrowings	136,542	59,957	331,610	110,548
Total interest expense	1,005,361	867,501	2,758,949	2,618,502

Net interest income	1,793,836	1,570,982	5,133,412	4,341,151
Provision for loan losses	364,460	101,883	617,029	367,342
Net interest income after
provision for loan losses	1,429,376	1,469,099	4,516,383	3,973,809

Other income
Service charges on deposit accounts	188,091	173,358	542,864	461,163
Gain on sales of securities available-for-sale	-	2,170	-	27,066
Other operating income	56,852	97,342	282,318	363,685
Total other income	244,943	272,870	825,182	851,914

Other expenses
Salaries and employee benefits	663,400	598,130	1,826,559	1,715,747
Equipment and occupancy expenses	180,785	153,312	499,491	481,071
Other operating expenses	436,807	408,680	1,307,111	1,168,885
Total other expenses	1,280,992	1,160,122	3,633,161	3,365,703

Income before income taxes	393,327	581,847	1,708,404	1,460,020
Income tax expense	133,732	209,937	579,574	530,937

Net income	259,595	371,910	1,128,830	929,083

Other comprehensive income:
Unrealized gain on securities available-for-sale arising during period	345,267	(251,096)	62,218	(170,066)
Comprehensive income	$ 604,862	$ 120,814	$ 1,191,048	$ 759,017

Basic earnings per share	$ 0.26	$ 0.37	$ 1.11	$ 0.92

Diluted earnings per share	$ 0.24	$ 0.35	$ 1.04	$ 0.89
Cash dividends per share	$ -	$ -	$ -	$ -
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER, 2004 AND 2003
(Unaudited)
	2004	2003
OPERATING ACTIVITIES
Net income	$ 1,128,830	$ 929,083
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	217,661	233,037
Provision for loan losses	617,029	367,342
Gain on sale of securities available-for-sale	-	(27,066)
Increase in interest receivable	(102,363)	(124,081)
Decrease in interest payable	(114,384)	(118,530)
Net other operating activities	196,781	118,484
Net cash provided by operating activities	1,943,554	1,378,269

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(151,691)	138,487
Purchases of securities available-for-sale	(3,858,125)	(10,792,257)
Proceeds from sales of securities available-for-sale	-	4,519,783
Proceeds from maturities of securities available-for-sale	1,582,240	5,545,627
(Purchases) Redemption of restricted equity securities	195,500	(539,700)
Net (increase) decrease in federal funds sold	(2,964,000)	36,000
Net increase in loans	(23,785,446)	(24,272,274)
Purchase of premises and equipment	(1,108,682)	(79,639)
Net cash used in investing activities	(30,090,204)	(25,443,973)

FINANCING ACTIVITIES
Net increase in deposits	21,428,329	7,749,524
Net increase in other borrowings	6,041,000	16,309,000
Net cash provided by financing activities	27,469,329	24,058,524

Net decrease in cash and due from banks	(677,321)	(7,180)
Cash and due from banks at beginning of period	2,897,644	3,574,706
Cash and due from banks at end of period	$ 2,220,323	$ 3,567,526

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 2,873,333	$ 2,737,032
Income taxes	$ 811,527	$ 815,074

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$ 796,840	$ 963,435

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

The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003

Net income, as reported	$ 259,595	$ 371,910
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	15,597	1,419
Pro forma net income	$ 243,998	$ 370,491

Earnings per share:
Basic - as reported	$ 0.26	$ 0.37
Basic - pro forma	0.24	0.37
Diluted - as reported	0.24	0.35
Diluted - pro forma	$ 0.22	$ 0.35

NOTE 2. STOCK COMPENSATION PLANS (Continued)

	Nine Months Ended September 30,
	2004	2003

Net income, as reported	$ 1,128,830	$ 929,083
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	45,666	55,456
Pro forma net income	$ 1,083,164	$ 873,627

Earnings per share:
Basic - as reported	$ 1.11	$ 0.92
Basic - pro forma	1.07	0.87
Diluted - as reported	1.03	0.89
Diluted - pro forma	$ 0.99	$ 0.83

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910

Net income	$ 259,595	$ 371,910
Basic earnings per share	$ 0.26	$ 0.37

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	85,301	39,482
Total weighted average common shares and
common stock equivalents outstanding	1,098,811	1,049,392

Net income	$ 259,595	$ 371,910
Diluted earnings per share	$ 0.24	$ 0.35

NOTE 3. EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910

Net income	$ 1,128,830	$ 929,083
Basic earnings per share	$ 1.11	$ 0.92

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,009,910
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	85,301	39,482
Total weighted average common shares and
common stock equivalents outstanding	1,098,811	1,049,392

Net income	$ 1,128,830	$ 929,083
Diluted earnings per share	$ 1.03	$ 0.89

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

Forward Looking Statements

Certain statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," or "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

As of September 30, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We are seeing significant growth in deposits from our market, which has maintained our liquidity in a period of rising loan demand. We continue to replace our out-of-market wholesale deposits with more stable local deposits. Wholesale CD balances of $25,086,000 at September 30, 2004 are down from $29,395,000 reported at September 30, 2003. Federal Home Loan Bank ("FHLB") borrowings amounted to $19,150,000. These funds complement funding from our deposit portfolio and lock in net yields for various repricing structures. Additionally, we have net subordinated debentures of $3,000,000 for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or during possible expansionary projects. We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur. As of September 30, 2004, our use of external funding was reasonable and within internal policy restraints.

At September 30, 2004, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:
			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	9.64%	8.25%	4.00%
Risk-based capital ratios:
Tier I capital	10.80	9.24	4.00
Total capital	12.05	10.49	8.00

These ratios are expected to exceed the minimum regulatory requirements as our growth continues. Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.

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

September 30,
2004
Commitments to extend credit	21,060,000
Letters of credit	210,000
$ 21,270,000

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

At September 30, 2004, we had arrangements with two commercial banks for short-term unsecured advances of $5.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million. We have a line of credit with the FHLB equal to 1% of total assets, and according to our pledged collateral for the line, we can borrow up to $25.3 million on this line. At September 30, 2004, we had $19.2 million outstanding on this line.

As of September 30, 2004, we had a commitment to construct our new banking office in Rome, Georgia. As of

September 30, 2004, $853,000 of cost had been incurred on the construction project. The building was completed on October 16, 2004. Once all final expenditures are made, we expect the total cost of the new facility to be approximately $1,062,000.

As of September 30, 2004, we had a commitment to construct our Operations Center in Cartersville, Georgia. As of

September 30, 2004, $211,000 of cost had been incurred on the construction project. The building was completed and the Operations staff moved in October 4, 2004. Once all final expenditures are made, we expect the total cost of the new facility to be approximately $750,000.

In the normal course of business, the Company is involved in various legal proceedings. The Company is also involved in other non-recurring legal matters, the ultimate outcome of which has not been determined. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $28.6 million for the first nine months of 2004. Net loans represented the primary area of growth, growing $23.7 million over the nine month period. The increased loan demand was funded through both deposit growth and additional borrowings. Deposits grew $21.4 million for the year to date period ended September 30, 2004. Management anticipates further growth in our deposit portfolio, particularly in non-maturity deposit types. Other borrowings grew approximately $6.0 million over the same period to assist in loan funding and to lock in interest rate margins. Total stockholders' equity grew $1.2 million, driven by our nine-month profit stream.

Results of Operations For The Three Months and Nine Months Ended September 30, 2004 and 2003

Net income decreased $112,000 for the three month period ended September 30, 2004 when compared to the same period in 2003. Net Income increased $200,000 for the nine month period ended September 30, 2004 when compared to the same period in 2003. Interest income increased $361,000 and $933,000, respectively, for the three and nine month periods ended September 30, 2004 when compared to the same periods in 2003. Interest expense levels increased $138,000 for the three month period and $140,000 for the nine month periods ending September 30, 2004 as compared to September 30, 2003. The growth of transaction-based deposit accounts, which have lower interest costs than time deposits, keeps interest expense from growing substantially. The result is an increase in net interest income of approximately $223,000 for the three month period and $792,000 for the nine month period ended September 30, 2004 as compared to the same periods in 2003. Increased loan volumes coupled with a shift of funding to lower-cost sources, such as low interest deposits, attributed to strong net interest income performance.

The provision for loan losses increased $263,000 for the quarter and $250,000 for the nine month period ended September 30, 2004 when compared to the same periods in 2003. The Bank experienced $178,000 in charge offs during the quarter, which required provisions from earnings. Continued loan growth constantly requires larger provisions from earnings to fund the loan loss reserve. Based upon our evaluation of the loan portfolio, we believe the current allowance-to-loans ratio of 1.35% to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonaccrual, past due and restructured loans is as follows:
	SEPTEMBER 30,
	2004	2003

Nonaccrual loans	444	393
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	139	25
Restructured loans	199	174
Potential problem loans	1,119	367
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	9	21
Interest income that was recorded on nonaccrual and restructured loans	4	0

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

Information regarding certain loans and allowance for loan loss data is as follows:
	September 30,
	2004	2003

Average amount of loans outstanding	145,441	114,007
Balance of allowance for loan losses at beginning of period	1,866	1,471
Loans charged off
Commercial and financial	141	-
Real estate mortgage	-	2
Installment	174	37
	315	39
Loans recovered
Commercial and financial	-	5
Real estate mortgage	-	9
Installment	22	10
	22	24

Net charge-offs	293	15
Additions to allowance charged to
operating expense during period	617	265
Balance of allowance for loan losses at end of period	2,190	1,721
Ratio of net loans charged off during the period to
average loans outstanding	0.20%	0.01%

Other income decreased $28,000 for the three months and $26,000 for the nine months ended September 30, 2004 when compared to the same period in 2003. Service charges on deposits increased $15,000 for the quarter and $82,000 for the nine month period as transaction-based deposit accounts increased. For 2004, the Company has not sold any investments from its available-for-sale portfolio. Mortgage origination fee income has decreased as the initial refinance boom experienced during 2003 has slowed. Management anticipated this drop in originations and will continue to promote its mortgage services aggressively.

Other expenses increased $121,000 for the quarter and $268,000 for the nine month period ended September 30, 2004 as compared to 2003. Salaries and employee benefits increased $65,000 for the quarter and $111,000 for the nine month period as the Company added both business production employees and additional support staff to manage the growth of the bank. Equipment and occupancy cost increased $27,000 for the three month period and $18,000 for the nine month period ending September 30, 2004 when compared to the same period in 2003. The Company has added an operations center facility, which required costs associated primarily to technology relocations and setup. Preparation costs for our new permanent office facility in Rome also contributed to occupancy expense. Other operating expenses have increased overall by $28,000 for the quarter and $138,000 for the nine month period for 2004 as compared to 2003, a result of our overall growth and other ongoing daily operations. We provide for income taxes generally at an effective rate of 34%, including state income taxes.

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

DATE: November 11, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: November 11, 2004

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

DATE: November 11, 2004

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

DATE: November 11, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: November 11, 2004

MICHAEL L. McPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: November 11, 2004

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)