Form 10KSB
period 2004-12-31
UNITY HOLDINGS INC
filed 2005-03-29
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB
(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was $12,039,276. As of March 31, 2004, 1,013,510 shares of Common Stock were issued and outstanding.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Company was $13,990,900. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $22 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

UNITY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Bartow County is located in northwest Georgia, approximately 40 miles from the city of Atlanta. Bartow County, which had an estimated population of 84,730 in 2003 and a median effective buying income per household of $43,660, includes the cities of Cartersville, Adairsville, Emerson, Kingston, Stilesboro, Taylorville and White. Bartow County is generally rectangular in shape and the main office of the Bank is located in Cartersville, which is close to the southeast corner of the county. To the east and south of Cartersville is Lake Allatoona, which is a natural barrier to the remainder of that part of the county and to a portion of adjacent counties. The primary markets for the main office and the branch located in Bartow County include the cities of Cartersville and Adairsville, which are located in the northern and southern parts of Bartow County and provide access for residents of the entire county.

Floyd County is also located in northwest Georgia and had an estimated population of 93,368 in 2003 and a median effective buying income per household of $35,615. Our branch is located in Rome, Georgia, which is located in the center of Floyd County. The primary market for the bank is the City of Rome, which draws from secondary markets which include Gordon, Polk, Cherokee and Chattooga Counties. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

According to data provided by the Georgia Department of Labor, which was compiled in 2002, there are 3,851 businesses in Bartow and Floyd Counties subject to unemployment insurance laws. Bartow and Floyd Counties, like other similar communities, have many small businesses that are not subject to unemployment insurance laws and are not reflected in this data. There are 245 manufacturing companies, 426 construction companies, and 2,906 service producing companies in Bartow and Floyd Counties. Bartow and Floyd Counties together host a total of 4 college learning centers and two technical colleges.

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

Lending Activities

General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to-medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank will typically require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Bartow and Floyd Counties area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "Competition" below. The Bank also originates and acts as a party in loan participations. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the loan committee. The Bank will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. The Bank currently intends to adhere to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The Bank does not currently sell its mortgage loans on the secondary market, but may choose to do so in the future.

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

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Bartow County and elsewhere. There are currently 13 banks operating 22 offices in Bartow County, holding approximately $892 million in deposits. There are also four credit unions in the county. There are currently 10 commercial banks operating 28 offices and five credit lenders operating in Floyd County, holding approximately $1.1 billion in deposits. A number of these competitors are well established in the Bartow and Floyd Counties areas. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2004, the Bank had 44 full-time employees and 4 part-time employees.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Company and the Bank are both currently qualified as "well capitalized." As of December 31, 2004, the Company had Tier 1 and Total Risk-Based Capital Ratios of 10.52% and 11.77%, respectively. For a more detailed analysis of the Company and Bank's regulatory requirements, see Note 14 to the Notes to Consolidated Financial Statements.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001 , the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Ac t of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:
-	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
-

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as need ed to guard against money laundering and report any suspicious transactions;

-

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

-	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:
-	the development of internal policies, procedures, and controls;
-	the designation of a compliance officer;
-	an ongoing employee training program; and
-	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with the se rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

Adairsville Office. On January 4, 1999, the Bank also opened a temporary branch office in Adairsville at 7450 Adairsville Highway, NW (Highway 140), Adairsville, Georgia 30103. Construction of a permanent facility for this office began in the third quarter of 1999 and it opened in the second quarter of 2000. This branch has approximately 3,500 square feet with three drive through lanes plus one drive through with an automated teller service machine.

Rome Office. On October 9, 2001, the Bank opened a temporary bank office at 42 Three Rivers Drive in Rome, Georgia. The permanent facility was completed and opened in October 2004. The Bank is approximately 4,200 square feet, three drive-through lanes plus one ATM lane.

Operations Center. The Bank purchased a partially finished building for use as an off-site Operations Center, which was completed and opened in September 2004. The facility is approximately 9,600 square foot and is used as the technology, deposit operations, and accounting headquarters. The facility does not perform any direct customer service functions.

Henderson Drive Office. In December 2004, the Bank purchased a lot at 601 Henderson Drive, Cartersville, Georgia. The Bank will construct a full service branch on part of the site, leaving a portion of the lot to be sold or developed at a later date. The facility will be the same dimensions as the Rome Office.

Item 3. Legal Proceedings.

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

Item 5. Market For Common Equity And Related Stockholder Matters.

(a) The Company completed its initial public offering on October 22, 1998. In the offering, the Company sold a total of 838,711 shares at $10.00 per share. There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future. As of December 31, 2004, there were approximately 1,142 shareholders of record.

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

All outstanding shares of Common Stock of the Company are entitled to share equally in dividends as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

(b) The following table reflects the high and low trades of shares of the Company for each quarterly period during the last year based on such limited available information.
Year	High Selling Price	Low Selling Price

2004
First Quarter	18.75	18.00
Second Quarter	20.00	20.00
Third Quarter	22.00	20.00
Fourth Quarter	22.00	22.00

The Company has not paid dividends since its inception. As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions. Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

Item 6. Management's Discussion and Analysis.

The information required by this item is incorporated by reference to Exhibit 99.1 which contains the consolidated financial statement of the Registrant and its subsidiaries, contained with this Annual Report on Form 10-KSB.

Item 7. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Earnings - December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income - December 31, 2004 and 2003

Consolidated Statements of Stockholders' Equity - December 31, 2004 and 2003

Consolidated Statements of Cash Flows - December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8B. Other Information.

The Company did not file a Form 8-K during the year ended December 31, 2004.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Code of Ethics

Upon written request, a copy of the Unity Holdings, Inc Code of Ethics shall be furnished to shareholders without charge.  Please direct your written request to:

Eli D. Mullis

Senior Vice President and Chief Financial Officer

Unity National Bank

P.O. Box 200308

Cartersville, GA 30120-9006

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

Item 13. Exhibits

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

10.8	Stock Option Agreement between Unity Holdings, Inc. and Eli D. Mullis dated December 21, 2004, as allowed under the 1999 Stock Incentive Plan adopted by the shareholders on May 19, 1999.

11.1

Statement of Net Earnings Per Share (incorporated by reference to Exhibit 99.1 which contains the consolidated financial statements of the Registrant and its subsidiaries, contained with this Annual Report on Form 10-KSB).

21.1	Subsidiaries of the Company (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999, and incorporated herein by reference).

23.1	Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).

23.2	Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1).

24.1	Power of Attorney (part of signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Date: March 25, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2005.

Signature	Title
KENNETH R. BISHOP Kenneth R. Bishop	Director
JERRY W. BRADEN Jerry W. Braden	Director
MICHAEL L. MCPHERSON Michael L. McPherson	Director, President and Chief Executive Officer
DONALD D. GEORGE Donald D. George	Director
JOHN S. LEWIS John S. Lewis	Director
SAM R. McCLESKEY Sam R. McCleskey	Director
STEPHEN A. TAYLOR Stephen A. Taylor	Director
B. DON TEMPLES B. Don Temples	Director
ELI D. MULLIS Eli D. Mullis	Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

10.8	Stock Option Agreement between Unity Holdings, Inc. and Eli D. Mullis dated December 21, 2004, as allowed under the 1999 Stock Incentive Plan adopted by the shareholders on May 19, 1999.

99.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

March 25, 2005

MICHAEL L. MCPHERSON

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

March 25, 2005

ELI D. MULLIS

ELI D. MULLIS

Chief Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

Section 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report)", Michael L. McPherson, Chief Executive Officer of the Company, and Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

MICHAEL L. McPHERSON

MICHAEL L. McPHERSON

Chief Executive Officer

March 25, 2005

ELI D. MULLIS

ELI D. MULLIS

Chief Financial and Accounting Officer

March 25, 2005

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.