Form 10QSB
period 2005-03-31
UNITY HOLDINGS INC
filed 2005-05-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2005: 1,013,510; $0.01 par value.

Transitional Small Business Disclosure Format Yes [ ] No [X]

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet - March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income and Comprehensive Income -
	Three Months and Ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and	9
	results of Operations

	Item 3 - Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	14

	signatures	15

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)
Assets	3/31/2005	12/31/2004
Cash and due from banks	$ 3,459,485	$ 2,817,241
Interest-bearing deposits in banks	117,933	132,253
Federal funds sold	8,898,000	3,668,000
Securities available-for-sale, at fair value	17,659,698	13,781,608
Restricted equity securities, at cost	1,660,578	1,705,809

Loans	169,805,613	167,332,895
Less allowance for loan losses	2,123,006	2,258,994
Loans, net	167,682,607	165,073,901

Premises and equipment	8,516,984	8,090,849
Other assets	4,229,893	4,191,094
Total assets	$ 212,225,178	$ 199,460,755

Liabilities
Deposits
Noninterest-bearing	$ 13,212,133	$ 12,900,310
Interest-bearing	164,062,583	148,509,303
Total deposits	177,274,716	161,409,613
Federal funds purchased	-	-
Other borrowings	15,700,000	19,150,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	809,460	843,220
Total liabilities	196,877,176	184,495,833

Commitments and contingencies

Redeemable common stock held by KSOP	94,254	81,960

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued.	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,013,510 issued and outstanding	10,135	10,135
Capital surplus	10,837,431	10,837,431
Retained earnings	4,434,951	3,958,780
Accumulated other comprehensive income (loss)	(28,769)	76,616
Total stockholders' equity	15,253,748	14,882,962
Total liabilities, redeemable common stock and stockholders' equity	$ 212,225,178	$ 199,460,755

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Loans	$ 2,977,278	$ 2,351,771
Taxable securities	86,770	66,299
Nontaxable securities	65,520	65,772
Federal funds sold	36,140	3,504
Deposits in banks	1,319	298
Total interest income	3,167,027	2,487,644

Interest expense on deposits
Deposits	1,121,560	788,608
Other borrowings	150,547	88,088
Total interest expense	1,272,107	876,696

Net interest income	1,894,920	1,610,948
Provision (Reduction) for loan losses	(151,600)	65,673
Net Interest income after provision
for loan losses	2,046,520	1,545,275

Other income
Service charges on deposit accounts	154,418	168,764
Mortgage Loan Fees	88,517	77,610
Other operating income	32,048	16,720
Total other income	274,983	263,094

Other expenses
Salaries and employee benefits	776,176	570,359
Equipment and occupancy expenses	186,341	151,663
Other operating expenses	620,810	439,105
Total other expenses	1,583,327	1,161,127

Income before income taxes	738,176	647,242
Income tax expense	249,710	236,243
Net income	488,466	410,999

Other comprehensive income:
Unrealized gain (loss) on securities
available-for-sale arising during period, net of tax	(105,385)	144,852
Comprehensive income	$ 383,081	$ 555,851

Basic earnings per share	$ 0.48	$ 0.41

Diluted earnings per share	$ 0.44	$ 0.37

Cash dividends per share	$ -	$ -
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH, 2005 AND 2004
(Unaudited)
	2005	2004
OPERATING ACTIVITIES
Net income	$ 488,466	$ 410,999
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	95,572	64,773
Provision (Reduction) for loan losses	(151,600)	65,673
(Increase) Decrease in interest receivable	(66,003)	616,176
Decrease in interest payable	(105,718)	(160,143)
Net other operating activities	153,427	(49,980)
Net cash provided by operating activities	414,144	947,498

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	14,320	(152,424)
Purchases of securities available-for-sale	(6,301,016)	(1,000,000)
Proceeds from sales of securities available-for-sale	2,196,214	-
Proceeds from maturities of securities available-for-sale	67,061	1,082,240
Redemptions of restricted equity securities	45,231	195,500
Net increase in federal funds sold	(5,230,000)	(1,262,000)
Net increase in loans	(2,457,106)	(393,650)
Purchase of premises and equipment	(521,707)	(42,869)
Net cash used in investing activities	(12,187,003)	(1,573,203)

FINANCING ACTIVITIES
Net increase in deposits	15,865,103	2,370,861
Net increase (decrease) in other borrowings	(3,450,000)	(1,509,000)
Net cash provided by financing activities	12,415,103	861,861

Net decrease in cash and due from banks	642,244	236,156
Cash and due from banks at beginning of period	2,817,241	2,897,644
Cash and due from banks at end of period	$ 3,459,485	$ 3,133,800

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 1,377,825	$ 1,036,839
Income taxes	$ 65,889	$ 93,627

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$ -	$ 418,029

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

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended March 31,
	2005	2004

Net income, as reported	$ 488,466	$ 410,999
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	7,217	14,472
Pro forma net income	$ 481,249	$ 396,527

Earnings per share:
Basic - as reported	$ 0.48	$ 0.41
Basic - pro forma	0.47	0.39
Diluted - as reported	0.44	0.37
Diluted - pro forma	$ 0.43	$ 0.36

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.
	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,013,510

Net income	$488,466	$410,999
Basic earnings per share	$0.48	$0.41

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,013,510	1,013,510
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the year	103,420	87,095
Total weighted average common shares and
common stock equivalents outstanding	1,116,930	1,100,605

Net income	$488,466	$410,999
Diluted earnings per share	$0.44	$0.37

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

As of March 31, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We are seeing significant growth in deposits from our market, which has strengthened our liquidity position. We continue to replace our out-of-market wholesale deposits with more stable local deposits. Wholesale CD balances of $17,193,000 at March 31, 2005 are down significantly from $32,445,000 reported at March 31, 2004. Federal Home Loan Bank ("FHLB") borrowings amounted to $15,700,000. These funds complement funding from our deposit portfolio and lock in net yields for various repricing structures. Additionally, we have net subordinated debentures of $3,000,000 for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion. We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur. As of March 31, 2005, our use of external funding was reasonable and within internal policy restraints.

At March 31, 2005, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	8.93%	7.73%	4.00%
Risk-based capital ratios:
Tier I capital	10.68	9.22	4.00
Total capital	11.91	10.45	8.00

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

March 31,
2005
Commitments to extend credit	20,787,000
Letters of credit	201,000
$ 20,988,000

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

At March 31, 2005, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million. We have a line of credit with the FHLB equal to 1% of total assets, and according to our pledged collateral for the line, we can borrow up to $28.6 million on this line. At March 31, 2005, we had $15.7 million outstanding on this line.

As of March 31, 2005, we had a commitment to construct an additional banking office in Cartersville, Georgia. As of

March 31, 2005, $457,000 of cost had been incurred on the construction project. The building will be completed in May, 2005. Once all final expenditures are made, we expect the total cost of the new facility to be approximately $1,300,000.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $12.8 million for the first quarter of 2005. Net loans grew approximately $2.5 million and deposits grew $15.8 million. Excess cash was used to increase the investment portfolio $5.2 million and to pay off approximately $3.5 million in maturing debt. Management anticipates stronger loan demand for the year, which will improve our net interest margins with stronger utilization of funding sources.

Results of Operations For The Three Months Ended March 31, 2005 and 2004.

Net income increased $77,000 for the three month period ended March 31, 2005 when compared to the three month period ended March 31, 2004. The net interest margin for the first quarter of 2005 was 4.12%, compared to 4.38% for the same period in 2004. The Bank experienced substantial growth in its prime-based money market product. At 3/31/2004, this product had $4.2 million in outstanding balances; for 3/31/2005, the balance was over $60 million. This product pays 60% of the Prime Rate on balances above a certain threshold. While this rate has resulted in a higher cost of funds, it still compares favorably to available external funding sources. Interest income increase $679,000 Interest and fees on loans increased $625,000 for the year to date period ended March 31, 2005 as compared to the same period last year. The rising rate environment allowed us to strengthen loan yields because of our quick repricing structure. Increased balances in investment securities and Fed funds resulted in an increase of approximately $53,000 collectively in interest earned on these components for year to date 2005 as compared to year to date 2004. Interest expense on deposits increased $333,000 due to the strength of deposit growth. Net interest income increased $284,000 for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004.

The provision for loan losses decreased $217,000 for the quarter ended March 31, 2005 when compared to the same period in 2004. The bank experienced net recoveries of previous loan charge offs of $16,000 for the year to date 2005 period. For the same three month period in 2004, the Company experienced $62,000 in loan losses. Management continually evaluates its loan loss reserve for adequacy. In reviewing the historical loss percentages and current risk in the loan portfolio, Management adjusted its reserve adequacy calculation in use for 2005, which also contributed to a decrease in the loan loss provision. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonperforming loans is as follows:

	March 31,
	2005	2004
Nonperforming loans:
Nonaccrual loans	$321	$484
Restructured loans	252	245
Other real estate owned	147	817
Total nonperforming loans	720	1,546
Potential problem loans:
Loans 90 days or more past due and still accruing	2,279	1,282
Total nonperforming and potential problem loans	2,999	2,828

Nonperforming assets to total loans and other real estate	1.76%	1.68%
Reserve for loan losses to nonperforming loans	70.79%	79.88%

Interest at contracted rates (a)	53	43
Interest recorded as income	-	-
Reduction of Interest Income for period	53	43

(a) Interest income on nonaccruals that would have beeen recorded, if the loans remained current and in accordance with original terms.

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

Information regarding certain loans and allowance for loan loss data is as follows:
	March
	2005	2004

Average amount of loans outstanding	168,108	137,130
Balance of allowance for loan losses at beginning of period	2,259	1,866
Loans charged off
Commercial and financial	-	38
Real estate mortgage	-	-
Installment	5	27
	5	65
Loans recovered
Commercial and financial	9	-
Real estate mortgage	-	-
Installment	12	3
	21	3

Net charge-offs	(16)	62
Additions to allowance charged to operating expense during period	(152)	66
Balance of allowance for loan losses at end of period	2,123	1,870
Ratio of net loans charged off during the period to average loans outstanding	-0.01%	0.05%

Other income increased $12,000 for the three months ended March 31, 2005 when compared to the same period in 2004. Service charges on deposits decreased $14,000 for the quarter, primarily in NSF charges. Mortgage origination fee income has increased $11,000. We have seen an increase in mortgage origination activity, and we have added a mortgage lender to our staff. Gains on the sale of other real estate increased in 2005 as compared to 2004, as did check cashing fees.

Other expenses increased $422,000 for the quarter ended March 31, 2005 as compared to the same period in 2004. Personnel expense increased $206,000 for 2005 when compared to the same period in 2004. We were fortunate to have all the staff hired for our new office early in the first quarter. The earlier than expected addition to the staff is the primary contributor to increased salary expense. Equipment and occupancy cost increased $35,000 for the three month period ending March 31, 2005 when compared to the same period in 2004. The costs associated with the new operations center were not present in the first quarter of 2004. Preparation costs for our new office in Cartersville also contributed to occupancy expense. This office represents an addition to our Bartow County branch network and will be open in May 2005. We provide for income taxes generally at an effective rate of 34%, including state income taxes.

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

UNITY HOLDINGS, INC.

(Registrant)

DATE: May 11, 2005

MICHAEL L MCPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: May 11, 2005

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

DATE: May 11, 2005

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

DATE: May 11, 2005

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: May 11, 2005

MICHAEL L. MCPHERSON

Michael L. McPherson, President and C.E.O.

(Principal Executive Officer)

DATE: May 11, 2005

ELI D. MULLIS

Eli D. Mullis, Senior Vice President and C.F.O.

(Principal Financial and Accounting Officer)