Form 10QSB
period 2005-06-30
UNITY HOLDINGS INC
filed 2005-08-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

T   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

£   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  T      No £

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005: 1,014,510;
$0.01 par value.

Transitional Small Business Disclosure Format       Yes £      No T

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet - June 30, 2005 and December 31, 2004	3
	Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months Ended June 30, 2005 and 2004	4
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3 - Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	14

	Item 6 - Exhibits and Reports on Form 8-K	15

	signatures	16

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	6/30/2005	12/31/2004
Cash and due from banks	$3,940,775	$2,817,241
Interest-bearing deposits in banks	488,112	132,253
Federal funds sold	2,519,000	3,668,000
Securities available-for-sale, at fair value	22,570,223	13,781,608
Restricted equity securities, at cost	1,947,778	1,705,809

Loans	176,061,217	167,332,895
Less allowance for loan losses	2,201,029	2,258,994
Loans, net	173,860,188	165,073,901
Premises and equipment	9,597,250	8,090,849
Other assets	4,313,209	4,191,094
Total assets	$219,236,535	$199,460,755

Liabilities
Deposits
Noninterest-bearing	$13,791,467	$12,900,310
Interest-bearing	160,531,991	148,509,303
Total deposits	174,323,458	161,409,613
Federal funds purchased	-	-
Other borrowings	25,200,000	19,150,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	767,290	843,220
Total liabilities	203,383,748	184,495,833

Commitments and contingencies
Redeemable common stock held by KSOP	94,254	81,960

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,014,510 issued
and outstanding	10,145	10,135
Capital surplus	10,847,421	10,837,431
Retained earnings	4,835,004	3,958,780
Accumulated other comprehensive income	65,963	76,616
Total stockholders' equity	15,758,533	14,882,962
Total liabilities and stockholders' equity	$219,236,535	$199,460,755
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans	$3,127,535	$2,452,917	$6,104,813	$4,804,688
Taxable securities	199,202	84,961	285,972	151,260
Nontaxable securities	66,867	63,053	132,387	128,825
Federal funds sold	18,995	3,906	55,135	7,410
Deposits in banks	1,105	683	2,424	981
Total interest income	3,413,704	2,605,520	6,580,731	5,093,164

Interest expense on deposits
Deposits	1,242,149	769,912	2,363,709	1,558,520
Other borrowings	179,244	106,980	329,791	195,068
Total interest expense	1,421,393	876,892	2,693,500	1,753,588

Net interest income	1,992,311	1,728,628	3,887,231	3,339,576
Provision for loan losses	82,250	186,896	(69,350)	252,569
Net Interest income after
provision for loan losses	1,910,061	1,541,732	3,956,581	3,087,007

Other income
Service charges on deposit accounts	182,675	186,009	337,093	354,773
Mortgage Loan Fees	92,719	73,114	181,236	150,724
Other operating income	25,761	58,022	57,809	74,742
Total other income	301,155	317,145	576,138	580,239

Other expenses
Salaries and employee benefits	882,567	592,800	1,658,743	1,163,159
Equipment and occupancy expenses	216,053	167,043	402,394	318,706
Other operating expenses	542,877	431,199	1,163,687	870,304
Total other expenses	1,641,497	1,191,042	3,224,824	2,352,169

Income before income taxes	569,719	667,835	1,307,895	1,315,077
Income tax expense	169,667	209,599	419,377	445,842
Net income	$400,052	$458,236	$888,518	$869,235

Other comprehensive income:
Unrealized gain (losses) on securities
available-for-sale arising during period,
net of tax	94,732	(427,901)	(10,653)	(283,049)
Comprehensive income	$494,784	$30,335	$877,865	$586,186

Basic earnings per share	$0.39	$0.45	$0.88	$0.86
Diluted earnings per share	$0.36	$0.42	$0.80	$0.80
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
	2005	2004
OPERATING ACTIVITIES
Net income	$888,518	$869,235
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	207,372	127,488
Provision for loan losses	(69,350)	252,569
(Increase) in interest receivable	(150,662)	(10,517)
Decrease in interest payable	(96,820)	(44,474)
Net other operating activities	(3,218)	(44,140)
Net cash provided by operating activities	775,840	1,150,161

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(355,859)	(40,310)
Purchases of securities available-for-sale	(11,259,134)	(3,780,625)
Proceeds from sales of securities available-for-sale	2,196,214	-
Proceeds from maturities of securities available-for-sale	252,299	1,582,240
(Purchase) redemptions of restricted equity securities	(241,969)	195,500
Net decrease in federal funds sold	1,149,000	-
Net increase in loans	(8,716,937)	(9,082,209)
Purchase of premises and equipment	(1,649,765)	(202,515)
Net cash used in investing activities	(18,626,151)	(11,327,919)

FINANCING ACTIVITIES
Net increase in deposits	12,913,845	4,711,638
Net increase in other borrowings	6,050,000	7,491,000
Proceeds from exercise of stock options	10,000	-
Net cash provided by financing activities	18,973,845	12,202,638

Net increase in cash and due from banks	1,123,534	2,024,880
Cash and due from banks at beginning of period	2,817,241	2,897,644
Cash and due from banks at end of period	$3,940,775	$4,922,524

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,790,320	$1,798,062
Income taxes	$388,677	$556,927

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$-	$552,716

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

At June 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$400,052	$458,236	$888,518	$869,235
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	7,217	15,597	14,435	30,069
Pro forma net income	$392,835	$442,639	$874,083	$839,166

Earnings per share:
Basic - as reported	$0.39	$0.45	$0.88	$0.86
Basic - pro forma	0.39	0.44	0.86	0.83
Diluted - as reported	0.36	0.42	0.80	0.80
Diluted - pro forma	$0.35	$0.41	$0.78	$0.77

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	1,014,070	1,013,510	1,013,792	1,013,510

Net income	$400,052	$458,236	$888,518	$869,235
Basic earnings per share	$0.39	$0.45	$0.88	$0.86

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,014,070	1,013,510	1,013,792	1,013,510
Dilutive Effect	102,879	69,672	102,879	69,672
Weighted average common shares outstanding-after dilutive effect	1,116,949	1,083,182	1,116,671	1,083,182

Net income	$400,052	$458,236	$888,518	$869,235
Diluted earnings per share	$0.36	$0.42	$0.80	$0.80

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

Liquidity and Capital Resources

During the six month period ended June 30, 2005, loan volumes posted gains which we were able to fund with our increased local deposit base.  Management also used excess deposit funding to increase the investment portfolio.  Through this period of growth in earning assets, the liquidity structure remained sound.  As of June 30, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances of $12,489,000 at June 30, 2005 are down from $25,486,000 reported at June 30, 2004.  Growing local deposits have taken their place, along with lower cost borrowings with essentially the same risk.  Federal Home Loan Bank ("FHLB") borrowings amounted to $25,200,000, up from the $17,600,000.  These funds complement funding from our deposit portfolio and lock in net yields for various repricing structures.  Additionally, we have net subordinated debentures of $3,000,000 for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At June 30, 2005, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

			Minimum
			Regulatory
	Consolidated	Bank Only	Requirement
Leverage capital ratios	8.71%	7.71%	4.00%
Risk-based capital ratios:
Tier I capital	10.53	9.17	4.00
Total capital	11.76	10.40	8.00

These ratios are expected to exceed the minimum regulatory requirements as our growth continues.   Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.  For the year to date period ending June 30, 2005, we have made no capital injections from the holding company to the subsidiary.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of June 30, 2005 is as follows:

Commitments to extend credit	$21,368,000
Letters of credit	126,000
$21,494,000

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

At June 30, 2005, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million.   We have a line of credit with the FHLB equal to 1% of total assets, and according to our pledged collateral for the line, we can borrow up to $32.9 million on this line.  At June 30, 2005, we had $25.2 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $19.8 million for the first half of 2005.  Net loans grew approximately $8.7 million and deposits grew $12.9 million.  Excess cash was used to increase the investment portfolio $8.8 million.  Borrowings increased approximately $6.1 million as loan demand became stronger as the second quarter ended.  Management anticipates stronger loan demand for the remainder of the year, which will improve our net interest income.

Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004.

Net income decreased $58,000 for the three month period ended June 30, 2005 as compared to the same period in 2004.  Net income for the six month period ended June 30, 2005 increased $19,000 over the six month period ended June 30, 2004.  Net interest income for the second quarter of 2005 was $264,000 higher than the same period in 2004.  For the six month period ended June 2005, net interest income increased $548,000 over 2004 levels.   Substantial increases in earning asset volumes has compensated for tightening margins.  Increased competition in both loan and deposit pricing has led to the aforementioned tightening margins.

Interest income increased $808,000 for the second quarter of 2005 as compared to the second quarter of 2004.  Year to date interest income for 2005 represented an increase of approximately $1.5 million over the year to date period in 2004.  Interest and fees on loans increased $675,000 and $1.3 million for the three and six month periods ending June 30, 2005, respectively, over the same periods in 2004.  The quick repricing structure of the loan portfolio allowed us to take advantage of rising interest rates.  Interest earned on investments, fed funds, and deposits in banks increased $133,000 for the three month period and $187,000 for the six month period ended June 30, 2005 when compared to the same periods in 2004 due to increasing volumes of earning assets.

Interest expense increased $545,000 for the quarter and $940,000 for the six month period ended June 30, 2005 when compared to the same periods ending June 30, 2004.  Deposit expense increased $472,000 and $805,000 for the quarter and year to date periods, respectively.  While volumes have increased somewhat, the pricing on time deposits has seen significant increases in the market because of the rising rate environment.  Therefore, borrowings have been used to achieve cost savings.  Interest on borrowings increased $72,000 and $135,000 for the three and six month period ended June 30, 2005 when compared to the same periods ending June 30, 2004.  By changing the funding mix, the Bank was able to achieve cost savings and mitigate interest rate risk by lengthening the repricing frequencies of the borrowed funds.

The provision for loan losses decreased $105,000 for the quarter ended June 30, 2005 when compared to the same period in 2004 and decreased $322,000 for the six month period ended June 30, 2005 when compared to the six month period ended June 30, 2004.    The bank experienced net recoveries of previous loan charge offs of $11,000 for the year to date 2005 period.  For the same six month period in 2004, the Company experienced $124,000 in net loan losses.  Management continually evaluates its loan loss reserve for adequacy.  In reviewing the historical loss percentages and current risk in the loan portfolio, Management adjusted its reserve adequacy calculation in use for 2005, which also contributed to a decrease in the loan loss provision.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses.  The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

Information with respect to nonperforming loans is as follows:

	June
	2005	2004

Nonperforming loans:
Nonaccrual loans	1,632	344
Restructured loans	222	243
Other real estate owned	154	184
Total nonperforming loans	2,008	771

Potential problem loans:
Loans 90 days or more past due and still accruing	0	41
Total nonperforming and potential problem loans	2,008	812

Nonperforming assets to total loans and other real estate	1.14%	0.48%
Reserve for loan losses to nonperforming loans	109.61%	278.20%

Interest at contracted rates (a)	75	8
Interest recorded as income	0	5
Reduction of Interest Income for period	75	3

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

Nonaccrual loans on June 30, 2005 were $1,632,000, compared to $344,000 at June 30, 2004.  The increase is the result of two large loans for the same customer being placed in nonaccrual status in the second quarter.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms

Information regarding certain loans and allowance for loan loss data is as follows:

	June
	2005	2004
(in 000s)
Average amount of loans outstanding	170,175	140,049

Balance of allowance for loan losses
at beginning of period	2,259	1,866

Loans charged off
Commercial and financial	-	79
Real estate mortgage	-	-
Installment	25	58
Total charge offs	25	137

Loans recovered
Commercial and financial	17	-
Real estate mortgage	-	-
Installment	19	13
Total recoveries	36	13

Net charge-offs (recoveries)	(11)	124
Additions (reductions) to allowance charged
(credited) to operating expense during period	(69)	253

Balance of allowance for loan losses
at end of period	2,201	1,995

Ratio of net loans charged off (recovered)
the period to average loans outstanding	-0.01%	0.09%

Other income decreased $16,000 for the quarter and $4,000 for the year to date period ended June 30, 2005 when compared to the same period last year.  In 2004, the Bank experienced a significant gain on the sale of a large OREO property during the second quarter.  This type of income event is irregular and accounts for a $32,000 decrease in other income for the quarter ended 2005 and a $17,000 decrease for the year to date period when compared to 2004.  Mortgage origination income remained strong, increasing $20,000 for the quarter and $31,000 for the year to date periods ending June 30, 2005 when compared to the previous year.  Service charges on deposits decreased $3,000 for the quarter and $18,000 for the year to date period, primarily in NSF charges.

Other expenses increased $450,000 for the quarter and $873,000 for the year to date period ended June 30, 2005 when compared to the same periods in 2004.  Personnel expense increased $290,000 for the second quarter and $496,000 for year to date 2005 when compared to 2004.  Since the second quarter of 2004, we have added a full service office and several new lenders to increase our business levels.  Equipment and occupancy cost increased $49,000 for the three month period ending June 30, 2005 and $84,000 for the six month period ending June 30, 2005 when compared to the same period in 2004.  The costs associated with the new operations center and the new full service office in Bartow County were not present in the first quarter of 2004.  Other operating expenses increased $112,000 for the quarter and 293,000 for the year to date period ended June 30, 2005 when compared to the same periods in 2004.  Increased data processing costs, legal fees, and audit fees account for the majority of the increase.

Tax expense for the three month period was provided at an effective rate of 30% and 31% for 2005 and 2004, respectively.  We provide for income taxes generally at an effective rate of 32% for the six month period ended June 30, 2005, compared to 34% for the same period last year.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 18, 2005.  The following Class I directors were elected at the meeting to serve terms for three years:

Donald D. George

John S. Lewis

Michael L. McPherson

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Donald D. George	# of Shares

For	551,609
Against	0
Abstained	0
Not Voted	1,620
TOTAL	553,229

John S. Lewis	# of Shares

For	551,699
Against	0
Abstained	0
Not Voted	1,530
TOTAL	553,229

Michael L. McPherson	# of Shares

For	552,429
Against	0
Abstained	0
Not Voted	800
TOTAL	553,229

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.
(Registrant)

DATE:  August 10, 2005

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 10, 2005

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

DATE:  August 10, 2005

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

DATE:  August 10, 2005

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  August 10, 2005

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 10, 2005

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)