Form 10QSB
period 2005-09-30
UNITY HOLDINGS INC
filed 2005-11-14
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X      No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2005: 1,014,510; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheet - September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3 - Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	13

	signatures	14

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	9/30/2005	12/31/2004
Cash and due from banks	$ 3,080,402	$ 2,817,241
Interest-bearing deposits in banks	318,575	132,253
Federal funds sold	3,427,000	3,668,000
Securities available-for-sale, at fair value	22,249,742	13,781,608
Restricted equity securities, at cost	2,085,078	1,705,809
Loans	188,121,773	167,332,895
Less allowance for loan losses	2,343,015	2,258,994
Loans, net	185,778,758	165,073,901
Premises and equipment	9,446,176	8,090,849
Other assets	4,674,207	4,191,094
Total assets	$ 231,059,938	$ 199,460,755

Liabilities
Deposits
Noninterest-bearing	$ 14,705,189	$ 12,900,310
Interest-bearing	170,883,698	148,509,303
Total deposits	185,588,887	161,409,613
Federal funds purchased	-	-
Other borrowings	25,250,000	19,150,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	826,627	843,220
Total liabilities	214,758,514	184,495,833

Commitments and contingencies
Redeemable common stock held by KSOP	94,254	81,960

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,014,510 issued
and outstanding	10,145	10,135
Capital surplus	10,847,421	10,837,431
Retained earnings	5,326,876	3,958,780
Accumulated other comprehensive income	22,728	76,616
Total stockholders' equity	16,207,170	14,882,962
Total liabilities and stockholders' equity	$ 231,059,938	$ 199,460,755

See Notes to Consolidated Financial Statements

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans	$3,447,229	$2,640,977	$9,552,042	$7,445,665
Taxable securities	193,034	90,897	479,006	242,157
Nontaxable securities	68,709	63,052	201,096	191,877
Federal funds sold	5,107	3,168	60,242	10,578
Deposits in banks	2,143	1,103	4,567	2,084
Total interest income	3,716,222	2,799,197	10,296,953	7,892,361
Interest expense on deposits
Deposits	1,357,688	868,819	3,721,397	2,427,339
Other borrowings	269,687	136,542	599,478	331,610
Total interest expense	1,627,375	1,005,361	4,320,875	2,758,949

Net interest income	2,088,847	1,793,836	5,976,078	5,133,412
Provision for loan losses	173,950	364,460	104,600	617,029
Net Interest income after
provision for loan losses	1,914,897	1,429,376	5,871,478	4,516,383

Other income
Service charges on deposit accounts	209,158	188,091	546,251	542,864
Mortgage Loan Fees	86,380	52,613	267,616	203,337
Gain on Sale of Investments	0	0	2,088	0
Other operating income	55,301	4,239	111,022	78,981
Total other income	350,839	244,943	926,977	825,182
Other expenses
Salaries and employee benefits	756,359	663,400	2,415,102	1,826,559
Equipment and occupancy expenses	238,952	180,785	641,346	499,491
Other operating expenses	535,223	436,807	1,698,910	1,307,111
Total other expenses	1,530,534	1,280,992	4,755,358	3,633,161
Income before income taxes	735,202	393,327	2,043,097	1,708,404
Income tax expense	243,330	133,732	662,707	579,574
Net income	$491,872	$259,595	$1,380,390	$1,128,830

Other comprehensive income:
Unrealized gain on securities (losses)
available-for-sale arising during period,
net of tax	51,497	345,267	(53,888)	62,218
Comprehensive income	$543,369	$604,862	$1,326,502	$1,191,048

Basic earnings per share	$0.49	$0.26	$1.36	$1.11
Diluted earnings per share	$0.44	$0.24	$1.24	$1.04

See Notes to Consolidated Financial Statements4

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
	2005	2004
OPERATING ACTIVITIES
Net income	$1,380,390	$1,128,830
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	322,416	217,661
Provision for loan losses	104,600	617,029
Gain on sale of securities available-for-sale	2,088	-
(Increase) in interest receivable	(326,130)	(102,363)
Decrease in interest payable	(64,583)	(114,384)
Net other operating activities	21,569	196,781
Net cash provided by operating activities	1,440,350	1,943,554

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(186,322)	(151,691)
Purchases of securities available-for-sale	(11,259,134)	(3,858,125)
Proceeds from sales of securities available-for-sale	2,196,214	-
Proceeds from maturities of securities available-for-sale	572,780	1,582,240
(Purchase) redemptions of restricted equity securities	(379,269)	195,500
Net (increase) decrease in federal funds sold	241,000	(2,964,000)
Net increase in loans	(20,809,457)	(23,785,446)
Purchase of premises and equipment	(1,842,275)	(1,108,682)
Net cash used in investing activities	(31,466,463)	(30,090,204)

FINANCING ACTIVITIES
Net increase in deposits	24,179,274	21,428,329
Net increase in other borrowings	6,100,000	6,041,000
Proceeds from exercise of stock options	10,000	-
Net cash provided by financing activities	30,289,274	27,469,329

Net increase(decrease) in cash and due from banks	263,161	(677,321)
Cash and due from banks at beginning of period	2,817,241	2,897,644
Cash and due from banks at end of period	$3,080,402	$2,220,323

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$4,385,458	$2,873,333
Income taxes	$588,075	$811,527

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$-	$796,840

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

At September 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$491,872	$259,595	$1,380,390	$1,128,830
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of tax	7,217	15,597	21,652	45,666
Pro forma net income	$484,655	$243,998	$1,358,738	$1,083,164

Earnings per share:
Basic - as reported	$0.49	$0.26	$1.36	$1.11
Basic - pro forma	0.48	0.24	1.34	1.07
Diluted - as reported	0.44	0.24	1.24	1.03
Diluted - pro forma	$0.43	$0.22	$1.22	$0.99

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	1,014,510	1,013,510	1,014,034	1,013,510

Net income	$491,872	$259,595	$1,380,390	$1,128,830
Basic earnings per share	$0.49	$0.26	$1.36	$1.11

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,014,510	1,013,510	1,014,034	1,013,510
Dilutive Effect	102,879	85,301	102,879	85,301
Weighted average common shares outstanding-after dilutive effect	1,117,389	1,098,811	1,116,913	1,098,811

Net income	$491,872	$259,595	$1,380,390	$1,128,830
Diluted earnings per share	$0.44	$0.24	$1.24	$1.03

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2005, earning assets grew $29.6 million.  The primary funding source was growth from the deposit portfolio, which grew $24.1 million.  The growth was centered around money markets, which grew $23.4 million.  The more expensive time deposits decreased $5.5 million.  Other borrowings increased $6.1 million.  Through this period of growth in earning assets, the liquidity structure remained sound.  As of September 30, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances of $17.9 million at September 30, 2005 are down from $25.5 reported at September 30, 2004.  Growing local deposits have taken their place, along with lower cost borrowings with essentially the same risk.  Federal Home Loan Bank ("FHLB") borrowings amounted to $25.3, up from the $19.2 at September 30, 2005.  These funds complement funding from our deposit portfolio and lock in net yields for various repricing structures.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of September 30, 2005, we have approximately $2.5 million remaining.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios	8.56%	7.60%	4.00%
Risk-based capital ratios:
Tier I capital	10.41	9.12	4.00
Total capital	11.66	10.37	8.00

At September 30, 2005, the capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

These ratios are expected to exceed the minimum regulatory requirements as our growth continues.   Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.  For the year to date period ending September 30, 2005, we have made no capital injections from the holding company to the subsidiary.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of September 30, 2005 is as follows:

Commitments to extend credit	$ 23,347,000
Letters of credit	194,000
$ 23,541,000

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

At September 30, 2005, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million.   We have a line of credit with the FHLB equal to 1% of total assets, and according to our pledged collateral for the line, we can borrow up to $32.9 million on this line.  At September 30, 2005, we had $25.2 million outstanding on this line.

As of September, 2005, we had a commitment to purchase a land lot in Calhoun, Georgia.  The purchase in contingent on various studies to determine if the lot is suitable for a bank office.  The commitment is for $825,000.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $31.6 million for the nine month period ended September 30, 2005 as compared to December 30, 2004.  Net loans grew approximately $20.7 million, with heavy growth during the third quarter ended September 30, 2005.  Deposits grew $24.1 million.  Excess cash was used to increase the investment portfolio $8.4 million.  Borrowings increased approximately $6.1 million as loan demand became stronger as the second quarter ended and the third quarter began.

Results of Operations For The Three Months Ended September 30, 2005 and 2004.

Net income of approximately $492,000 for the three months ended September 30, 2005 represents an increase of approximately $232,000 over the same period last year.  Net interest income increased $622,000 for the quarter ended September 30, 2005 when compared to the same quarter in 2004.  Substantial increases in earning asset volumes has compensated for tightening margins.  Increased competition in both loan and deposit pricing has led to the aforementioned tightening margins.  Credit quality remains strong during this high-growth period, resulting in fewer provisions from earnings to the loan loss reserve.

Interest income increased $917,000 for the third quarter of 2005 when compared to the third quarter of 2004.  Loan income increased $806,000 and investment income increased $108,000.  Loan and investment volumes are up significantly from 2004 levels, and the quick repricing structure in the loan portfolio allows the Bank to take advantage of increased market rates.  Interest income should continue to rise with the rising interest rate environment.

Interest expense increased $622,000 for the current year's three month period ended September 30, 2005 when compared to the same period in 2004.  Deposit expense increased $489,000, and borrowing expense increased $133,000.  Deposit volumes are much higher than in 2004.  The bulk of deposit growth came in products tied to the Prime Rate.  Therefore, deposit costs have increased more quickly in 2005 when compared to 2004.  Market rates for time deposits have increased significantly, prompting Management to use specific borrowing sources to achieve cost savings.  The outside borrowings, primarily from the Federal Home Loan Bank, mitigates interest rate risk by lengthening the repricing frequencies of the borrowed funds.

The provision for loan losses decreased $191,000 for the third quarter of 2005 when compared to 2004.  Management adjusted its reserve adequacy calculation in use for 2005 based on its loan loss history, which contributes to a decrease in the loan loss provision.  Loan losses have been significantly lower in 2005 when compared to 2004.

Other income increased $106,000 for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004.  During the third quarter of 2005, the Bank received $43,000 in compensation from the Department of Transportation for the condemnation of a portion of its Henderson Drive property for a road-widening project.  This is a non-recurring source of income.  Mortgage loan fee income increased $34,000 over 2004 quarter end levels.  The mortgage origination department has been successful in contributing strong returns to the bottom line on a consistent basis.  Service charges on deposits increased $21,000.

Other expense increased $250,000 for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004.  Personnel expense increased $93,000 for the third quarter when compared to 2004 as a result of retail expansion and additions to the operational areas to handle excess growth.  Occupancy expense increased $58,000.  The increase is a reflection of the two new facilities, Henderson Drive and the Operations Center, that were not in operations during the third quarter of 2004.  Other expense increased $98,000, primarily in increased accounting fees attributable to Sarbanes-Oxley and also in data processing expense.

Tax expense for the three month period was provided at an effective rate of 33% and 34% for 2005 and 2004, respectively.

Results of Operations For The Nine Months Ended September 30, 2005 and 2004.

Net income increased $252,000 for the nine month period ended September 30, 2005 when compared to the nine month period ended September 30, 2004.  Net interest income increased $843,000.  Net interest margins have tightened, but quality growth in the loan portfolio over the period has led to continued strong earnings.  The year to date net interest margin as of September 30, 2005 was 4.12%, compared to the 4.37% posted for the same period in 2004.  While asset yields have become more favorable, the cost of funds has repriced quicker in 2005 than it did in 2004.  Margins have shrunk, but business volumes have increased to give us gains in net interest income.

Interest income increased $2,405,000, with loan interest and fee income increasing $2,106,000, investment income increasing $246,000, and interest on Fed funds sold increasing $50,000.  Increased growth in all these assets and the quick repricing structure of the loan portfolio allowed for more earnings in interest income.   Interest expense increased $1,562,000, with deposit expense increasing $1,294,000 and borrowing expense increasing $268,000.  A large portion of the money market deposit portfolio has a quick repricing schedule, which accounted for most of the increase.  Rates paid on time deposits went up.  However, Management increased its position in lower cost borrowings rather than increase its time deposit portfolio.  Interest paid on time deposits actually decreased by $20,000 for the nine month period in 2005 when compared to the same period in 2004.

The provision for loan losses decreased $512,000 for the year to date period ending September 30, 2005 when compared to the year to date period ended September 30, 2004.  The bank has net charge offs of $21,000 at September 30, 2005 compared to $293,000 for September 30, 2004.  Historical loan losses for the Bank is low when compared to its peers.  For 2005, the bank adjusted its reserve adequacy calculation to more closely reflect its loss history.  The result was a significant decrease in provisions from earnings.

Other income increased $102,000 for the nine month period ended September 30, 2005 when compared to the same period in 2004. Mortgage origination fee income increased $64,000 in 2005 versus 2004.  Other operating income increased $34,000, due to the aforementioned compensation on the condemnation of land by the Department of Transportation.  Service charge income increased $3,000, primarily in NSF fee and ATM fee income.

Other expenses increased $1,122,000 for year to date 2005 when compared to year to date 2004.  Personnel expense increased $589,000 and occupancy expense increased $142,000.  These increases are a result of the expansion of the bank into two permanent retail facilities and a new operations center that was not present in 2004.  Additional support personnel have also been added to facilitate loan and deposit growth.  Other operating expenses increased $392,000, primarily in telephone and data processing expense, audit fees, and other professional fees.

We provided for income taxes generally at an effective rate of 32% for the nine month period ended September 30, 2005, compared to 34% for the same period last year.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  In reviewing the historical loss percentages and current risk in the loan portfolio, Management adjusted its reserve adequacy calculation in use for 2005, which also contributed to a decrease in the loan loss provision.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses.  The allowance percentage determined is based upon the historical loss experience of each loan category.  Further, we allocate a reserve for the loan portfolio in general based on industry standards.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding certain loans and allowance for loan loss data is as follows:

	September
	2005	2004
(in $000s)
Average amount of loans outstanding	174,000	145,441

Balance of allowance for loan losses
at beginning of period	2,259	1,866

Loans charged off
Commercial and financial	-	141
Real estate mortgage	-	-
Installment	61	174
Total charge offs	61	315

Loans recovered
Commercial and financial	19	-
Real estate mortgage	-	-
Installment	21	22
Total recoveries	40	22

Net charge-offs	21	293
Additions to allowance charged
to operating expense during period	105	617

Balance of allowance for loan losses
at end of period	2,343	2,190

Ratio of net loans charged off
the period to average loans outstanding	0.01%	0.20%

Nonperforming Loans

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

Nonaccrual loans on September 30, 2005 were $2,931,000, compared to $444,000 at  September 30, 2004.  The increase is the result of two large loans for the same customer being placed in nonaccrual status in the second quarter.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.

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

Information with respect to nonperforming loans is as follows:

	September
	2005	2004

Nonperforming loans:
Nonaccrual loans	2,931	444
Restructured loans	235	199
Other real estate owned	142	261
Total nonperforming loans	3,308	904

Potential problem loans:
Loans 90 days or more past due and still accruing	43	139
Total nonperforming and potential problem loans	3,351	1,043

Nonperforming assets to total loans and other real estate	1.69%	0.62%
Reserve for loan losses to nonperforming loans	69.92%	216.59%

Interest at contracted rates (a)	117	27
Interest recorded as income	0	5
Reduction of Interest Income for period	117	22

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

DATE:  November 10, 2005

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 10, 2005

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

DATE:  November 10, 2005

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

DATE:  November 10, 2005

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  November 10, 2005

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 10, 2005

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)