Form 10QSB/A
period 2005-09-30
UNITY HOLDINGS INC
filed 2006-01-06
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

Unity Holdings, Inc. is filing this Amendment No. 1 on Form 10QSB/A to amend, in its entirety, its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005 (the "Original Filing").  The purpose of this Amendment No. 1 is to amend and restate, in its entirety Item 2:  Management's Discussion and Analysis - Nonperforming Loans of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing.  This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

See Notes to Consolidated Financial Statements5

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

Nonaccrual loans on September 30, 2005 were $2,931,000, compared to $444,000 at  September 30, 2004.  The increase is the result of two large loans for the same customer being placed in nonaccrual status in the second quarter.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.  The increase in loans 90 days or more past due and still accruing is attributable to one large loan, which has paid off since the end of the third quarter.

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

Information with respect to nonperforming loans is as follows:

	September
	2005	2004

Nonperforming loans:
Nonaccrual loans	2,931	444
Restructured loans	235	199
Other real estate owned	142	261
Total nonperforming loans	3,308	904

Potential problem loans:
Loans 90 days or more past due and still accruing	793	139
Total nonperforming and potential problem loans	4,101	1,043

Nonperforming assets to total loans and other real estate	2.18%	0.62%
Reserve for loan losses to nonperforming loans	57.13%	216.59%

Interest at contracted rates (a)	117	27
Interest recorded as income	0	5
Reduction of Interest Income for period	117	22

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

DATE:  January 5, 2006

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  January 5, 2006

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

DATE:  January 5, 2006

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

DATE:  January 5, 2006

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

DATE:  January 5, 2006

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  January 5, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)