Form 10KSB
period 2005-12-31
UNITY HOLDINGS INC
filed 2006-03-31
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes    [X]                  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.         [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [  ]              No [X]

The issuer's revenue for its most recent fiscal year was $15,731,244.  As of March 31, 2005, 1,015,310 shares of Common Stock were issued and outstanding.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Company was $26,398,060.  This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $26 per share on that date.  There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format.  (Check one): Yes     [  ]              No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant's 2005 Annual Report to Shareholders and definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

UNITY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Item 1.  Description of Business.

General

Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a bank holding company to own and control all of the capital stock of Unity National Bank.  Organizing activities for the Company began during the summer of 1997, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff.  On November 30, 1998, the Federal Deposit Insurance Corporation approved the Bank's application for deposit insurance, and on February 11, 1998, the Office of the Comptroller of the Currency approved the Bank's charter application.  The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on November 30, 1998.  The Bank has two locations in Cartersville and locations in Adairsville and Rome Georgia. The Bank also operates a limited service facility in Calhoun Georgia, which will be replaced with a full service office in 2006.

Marketing Focus

Most of the banks in the Bartow and Floyd Counties area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow and Floyd Counties area, the Company believes opportunities exist in the small business and consumer arenas.  The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

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

Other Banking Services

Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions.  The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.  The bank has a well designed website that allows some transactional activity and bill payment services.  The Bank does not plan to exercise trust powers.

Competition

The banking business is highly competitive.  The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Bartow County and elsewhere.  There are currently 17 banking institutions (excluding credit unions) operating 64 offices in the combined Bartow\Floyd\Gordon county market.  These institutions hold approximately $2.9 billion in deposits; the Bank currently holds the 7th largest position in the market for these deposits.  A number of these competitors are well established in the Bartow and Floyd Counties areas.  Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank.  These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not currently provide.  As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2005, the Bank had 63 full-time employees and 7 part-time employees.

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

Deposit Insurance

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006.  Among other things, this new law will merge BIF and SAIF during 2006.  Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation.  Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits.  This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment program.

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

Recent Legislative Developments

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on "Concentration in Commercial Real Estate Lending" (the "Guidance").  This proposal defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance.  Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

Total reported loans for construction, land development, and other land represent 100% or more of the bank's total capital; or

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank's total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance's triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Company believes that the Guidance is applicable to it, as its loan concentrations satisfy the criteria listed above.  The Company and its Board of Directors have discussed the proposed guidance and believe that the Company's underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the proposed guidance.

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

Adairsville Office.  In January 1999, the Bank also opened a temporary branch office in Adairsville at 7450 Adairsville Highway, NW (Highway 140), Adairsville, Georgia 30103. Construction of a permanent facility for this office began in the third quarter of 1999 and it opened in the second quarter of 2000.  This branch has approximately 3,500 square feet with three drive through lanes plus one drive through with an automated teller service machine.

Rome Office.  In October 2001, the Bank opened a temporary bank office at 42 Three Rivers Drive in Rome, Georgia.  The permanent facility was completed and opened in October 2004.  The Bank is approximately 4,200 square feet, three drive-through lanes plus one ATM lane.

Operations Center.  The Bank purchased a partially finished building for use as an off-site Operations Center, which was completed and opened in September 2004.  The facility is approximately 9,600 square foot and is used as the technology, deposit operations, and accounting headquarters.  The facility does not perform any direct customer service functions.

Henderson Drive Office.  In June 2005, the Bank opened a full service facility at 601 Henderson Drive in Cartersville, Georgia.  The Bank is approximately 4,200 square feet with three drive-in lanes and an ATM lane.

Calhoun Office.  In January 2006, the Bank purchased a lot at 150 W.C. Bryant Parkeway in Calhoun Georgia with the intention of constructing a full service facility to take the place of its current loan production office.  The office should be completed and open during the third quarter of 2006.

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

Year	High Selling Price	Low Selling Price

2005
First Quarter	$23.00	$20.00
Second Quarter	24.00	23.00
Third Quarter	26.00	24.00
Fourth Quarter	$26.00	$25.00

The Company has not paid dividends since its inception.  As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions.  Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

In February 2006, the Bank made an offer to purchase its common stock from existing shareholders.  The offering price was $26.00 per share and expired March 31, 2006.  For additional information, please refer to the Form TO filed with the Securities and Exchange Commission on February 14, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The information required by this item is incorporated by reference to Exhibit 99.1 which contains the consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant and its subsidiaries, contained with this Annual Report on Form 10-KSB.

Item 7.  Financial Statements.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Earnings - December 31, 2005 and 2004

Consolidated Statements of Comprehensive Income - December 31, 2005 and 2004

Consolidated Statements of Stockholders' Equity - December 31, 2005 and 2004

Consolidated Statements of Cash Flows - December 31, 2005 and 2004

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

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

Item 8B.  Other Information.

None

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

21.1	Subsidiaries of the Company.

23.1	Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).

23.2	Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1).

24.1	Power of Attorney (part of signature page).

31.1	Certifications of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifications of the Registrant's Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Date: March 29, 2006

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

Signature	Title
KENNETH R. BISHOP Kenneth R. Bishop	Director

JERRY W. BRADEN Jerry W. Braden	Director

MICHAEL L. MCPHERSON Michael L. McPherson	Director, President and Chief Executive Officer

DONALD D. GEORGE Donald D. George	Director

JOHN S. LEWIS John S. Lewis	Director

SAM R. MCCLESKEY Sam R. McCleskey	Director

STEPHEN A. TAYLOR Stephen A. Taylor	Director

B. DON TEMPLES B. Don Temples	Director

ELI D. MULLIS Eli D. Mullis	Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
31.1	Certifications of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifications of the Registrant's Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

10.8	Stock Option Agreement between Unity Holdings, Inc. and Eli D. Mullis dated December 21, 2004, as allowed under the 1999 Stock Incentive Plan adopted by the shareholders on May 19, 1999.

99.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Exhibit 21.1

Subsidiaries of Unity Holdings, Inc.

Direct/wholly-owned	State of Incorporation

Unity National Bank	Georgia

Unity (Ga) Statutory Trust I	Delaware

EXHIBIT 31.1

CERTIFICATION

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Unity Holdings, Inc.:

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	b.	[Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986.]

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting

March 29, 2006

MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

President & Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Eli D. Mullis, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Unity Holdings, Inc.:

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	b.	[Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986.]

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting

March 29, 2006

ELI D. MULLIS
ELI D. MULLIS

Senior Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO

§ 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

Chief Executive Officer

March 29, 2006

ELI D. MULLIS
ELI D. MULLIS

Chief Financial and Accounting Officer

March 29, 2006

This certification accompanies this Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of § 18 of the Securities Exchange Act of 1934, as amended. -21-