Form 10QSB
period 2006-03-31
UNITY HOLDINGS INC
filed 2006-05-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2006: 974,697; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3
	Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2006 and 2005	4
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 - Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports on Form 8-K	14

	signatures	15

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	3/31/2006	12/31/2005
Cash and due from banks	$2,555,175	$3,765,256
Interest-bearing deposits in banks	61,452	132,082
Federal funds sold	-	725,000
Securities available-for-sale, at fair value	19,813,543	18,879,777
Restricted equity securities, at cost	2,087,478	2,265,078
Loans	201,175,981	195,599,390
Less allowance for loan losses	2,540,073	2,445,221
Loans, net	198,635,908	193,154,169
Premises and equipment	10,220,234	9,402,200
Other assets	5,014,376	5,010,711
Total assets	$238,388,166	$233,334,273

Liabilities
Deposits
Noninterest-bearing	$14,895,579	$14,133,868
Interest-bearing	178,789,152	169,185,085
Total deposits	193,684,731	183,318,953
Federal funds purchased	1,482,000	-
Other borrowings	21,800,000	29,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,199,662	973,653
Total liabilities	221,259,393	216,635,606

Commitments and contingencies
Redeemable common stock held by KSOP	106,548	106,548

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 1,015,310 and
1,014,510 issued and outstanding, respectively	10,153	10,145
Capital surplus	10,871,007	10,847,421
Retained earnings	6,335,477	5,897,630
Accumulated other comprehensive income	(194,412)	(163,077)
Total stockholders' equity	17,022,225	16,592,119
Total liabilities and stockholders' equity	$238,388,166	$233,334,273

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income
Loans	$3,973,409	$2,977,278
Taxable securities	181,408	86,770
Nontaxable securities	59,642	65,520
Federal funds sold	8,381	36,140
Deposits in banks	1,483	1,319
Total interest income	4,224,323	3,167,027
Interest expense on deposits
Deposits	1,607,271	1,121,560
Other borrowings	326,356	150,547
Total interest expense	1,933,627	1,272,107
Net interest income	2,290,696	1,894,920
Provision (credit) for loan losses	100,500	(151,600)
Net Interest income after
provision (credit) for loan losses	2,190,196	2,046,520

Other income
Service charges on deposit accounts	197,973	154,418
Mortgage Loan Fees	128,233	88,517
Other operating income	23,149	32,048
Total other income	349,355	274,983
Other expenses
Salaries and employee benefits	991,084	776,176
Equipment and occupancy expenses	257,027	186,341
Other operating expenses	637,945	620,810
Total other expenses	1,886,056	1,583,327

Income before income taxes	653,495	738,176
Income tax expense	215,648	249,710
Net income	$437,847	$488,466

Other comprehensive income:
Unrealized gain (losses) on securities
available-for-sale arising during period,
net of tax	(31,335)	(105,385)
Comprehensive income	$406,512	$383,081

Basic earnings per share	$0.43	$0.48
Diluted earnings per share	$0.38	$0.44
Cash dividends per share	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)
	2006	2005
OPERATING ACTIVITIES
Net income	$437,847	$488,466
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	123,753	95,572
Provision (credit) for loan losses	100,500	(151,600)
Decrease (increase) in interest receivable	11,812	(66,003)
Increase (decrease) in interest payable	19,863	(105,718)
Net other operating activities	220,296	153,427
Net cash provided by operating activities	914,071	414,144

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	70,630	14,320
Purchases of securities available-for-sale	(1,248,094)	(6,301,016)
Proceeds from sales of securities available-for-sale	-	2,196,214
Proceeds from maturities of securities available-for-sale	264,960	67,061
Redemptions of restricted equity securities	177,600	45,231
Net (increase) decrease in federal funds sold	725,000	(5,230,000)
Net increase in loans	(5,582,239)	(2,457,106)
Purchase of premises and equipment	(941,787)	(521,707)
Net cash used in investing activities	(6,533,930)	(12,187,003)

FINANCING ACTIVITIES
Net increase in deposits	10,365,778	15,865,103
Net increase in federal funds purchased	1,482,000	-
Net increase in other borrowings	(7,450,000)	(3,450,000)
Proceeds from exercise of stock options	12,000	-
Net cash provided by financing activities	4,409,778	12,415,103

Net increase(decrease) in cash and due from banks	(1,210,081)	642,244
Cash and due from banks at beginning of period	3,765,256	2,817,241
Cash and due from banks at end of period	$2,555,175	$3,459,485

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,913,764	$1,377,825
Income taxes	$36,588	$65,889

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

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

At March 31, 2006, we had two stock-based compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach.  Prior to the adoption of SFAS 123(R) we accounted for stock-based compensation grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using option-pricing models with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period.  Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income for the three months ended March 31, 2006, was $11,594 lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.  Basic and diluted earnings per share for the three months ended March 31, 2006 were decreased by $.01 each by the adoption of SFAS 123(R).

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table provides pro forma net income and earnings per share information, as if we had applied the fair value recognitions provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans for the three months ended March 31, 2005:

2005

Net income, as reported	$488,466
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all option awards	(11,594)
Pro forma net income	$476,872

Earnings per share:
Basic - as reported	$0.48
Basic - pro forma	0.47
Diluted - as reported	0.44
Diluted - pro forma	$0.43

There were no stock options granted during the three months ended March 31, 2006 and 2005.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At March 31, 2006, there was approximately $99,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	88,960	$13.39
Granted	-	-
Exercised	(800)	15.00
Terminated	(200)	15.00
Options outstanding, end of quarter	87,960	13.40	4.5 years

Exercisable, end of quarter	74,560	$12.49	4.0 years

Shares available for future stock option grants to employees and directors under existing plans were 114,942 at March 31, 2006.  At March 31, 2006 the aggregate intrinsic value of shares outstanding was $1,108,296, and the aggregate intrinsic value of options exerciseable was $1,007,306.  Total intrinsic value of options exercised was $8,800 for the three months ended March 31, 2006.

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value

Options outstanding, beginning of year	13,600	$6.41
Granted	0	-
Exercised	0	-
Terminated	(200)	5.08
Options outstanding, end of quarter	13,400	$6.42

NOTE 3.   EARNINGS PER SHARE

	Three Months Ended
	March 31,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	1,014,892	1,014,510

Net income	$437,847	$488,466
Basic earnings per share	$0.43	$0.48

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,014,892	1,014,510
Dilutive Effect	124,759	102,879
Weighted average common shares outstanding-after dilutive effect	1,139,651	1,117,389

Net income	$437,847	$488,466
Diluted earnings per share	$0.38	$0.44

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

During the three month period ended March 31, 2006, earning assets grew $5.5 million, primarily in the loan portfolio.  The Company grew $4.4 million in funding sources to use in funding earning asset growth.  The Company saw strong growth in low cost deposit areas which allowed for a shift in the funding mix away from more expensive external funding.  Non-maturity deposits grew $6.2 million.  Other borrowings decreased $5.9 million, which helped maintain our net interest margin.  Through this period of growth in earning assets and changes in the funding mix, the liquidity structure remained sound.  As of March 31, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances of $15.0 million at March 31, 2006 are down from $17.2 million reported at March 31, 2005.  Growing local deposits have taken their place, along with lower cost borrowings with essentially the same risk.  At March 31, 2006, Federal Home Loan Bank ("FHLB") borrowings amounted to $21.8 million, up from the $15.7 million at March 31, 2005.  These funds complement funding from our deposit portfolio and lock in net yields for various repricing structures.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of March 31, 2006, we had approximately $2.5 million remaining from the subordinated debenture proceeds.  Approximately $1.1 million of these funds were used to fund a stock buy-back program which purchased 44,038 shares in April 2006.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At March 31, 2006, the capital ratios were "well capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios	8.77%	7.65%	4.00%
Risk-based capital ratios:
Tier I capital	10.38	9.07	4.00
Total capital	11.63	10.32	8.00

These ratios are expected to exceed the minimum regulatory requirements as our growth continues.   Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.  For the year to date period ending March 31, 2006, we have made no capital injections from the holding company to the subsidiary.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of March 31, 2006 is as follows:

Commitments to extend credit	$38,417,000
Letters of credit	179,000
$38,596,000

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

At March 31, 2006, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to $32.6 million on this line.  At March 31, we had $21.8 million outstanding on this line.

We have a commitment to construct a full service office in Calhoun, Georgia.  The Company has incurred approximately $79,000 in construction costs as of March 31, 2006.  The building will be completed in July 2006 with an estimated cost of $1.3 million.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $5.0 million for the three month period ended March 31, 2006.  Net loans grew approximately $5.5 million. Fixed assets grew $818,000 with the purchase of the Calhoun property.   Deposits grew $10.3 million.  The excess cash generated by the deposit growth facilitated a decrease in borrowings of $5.9 million.

Results of Operations For The Three Months Ended March 31, 2006 and 2005.

Net income of approximately $438,000 for the three months ended March 31, 2006 represents a decrease of approximately $51,000 when compared to the same period last year.  In the first quarter of 2005, the Company adjusted its loan loss reserve targets to more accurately reflect its loan loss history.  The result was a credit in the reserve and a decrease in the loan loss provision.  Net interest income increased $396,000 for year to date March 31, 2006 when compared to the same period in 2005.  Our loan portfolio was well-positioned for recent rate shifts in the market.  Margin compression for the Bank has subsided as the Prime rate has moved higher.

Interest income increased $1,057,000 for the first quarter of 2006 when compared to the first quarter of 2005.  Loan income increased $996,000 and investment income increased $89,000.  Loan and investment volumes are up significantly from 2005 levels, and the quick repricing structure in the loan portfolio allows the Bank to take advantage of increased market rates.

Interest expense increased $662,000 for the current year's three month period ended March 31, 2005 when compared to the same period in 2005.  Deposit expense increased $486,000, and borrowing expense increased $176,000.  Deposit volumes are much higher than in 2005.  The Bank experienced growth in low interest deposit categories, and the prime-based deposit product continues to perform.  Time deposit costs are at acceptable levels.  Deposit growth allowed the Bank to refrain from external borrowings, which were at higher rates during the first quarter.  Net interest income increased $396,000 for the first quarter of 2006 when compared to the first quarter of 2005.

The provision for loan losses during the first quarter of 2006 was $100,000.  The first quarter of 2005 was actually a credit of $151,000 in loan loss provision expense.  The current provision reflects increases in loan volumes; net charge offs have been immaterial.  Credit quality continues to be strong.

Other income increased $74,000 for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005.  Service charges on deposits increased $44,000.  As deposit balances continue to grow, these fees will continue to grow as well.  Mortgage origination fee income increased $40,000.  We have added originators to this department to better serve our markets.  Despite recent rate increases, business was strong through the first quarter of 2006.

Other expenses increased $303,000 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.  Personnel expense increased $214,000 as the Bank added staff for the new Calhoun office and increased back office personnel.  Occupancy expense increased $71,000.  Business growth at our new Henderson location required more equipment costs along with certain start up costs with our Calhoun office.

Tax expense for the three month period was provided at an effective rate of 33% and 34% for 2006 and 2005, respectively.

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

Information regarding certain loans and allowance for loan loss data is as follows:

	March 31,
	2006	2005
(in $000s)
Average amount of loans outstanding	$193,951	$168,108

Balance of allowance for loan losses
at beginning of period	2,445	2,259

Loans charged off
Commercial and financial	-	-
Real estate mortgage	-	-
Installment	11	5
Total charge offs	11	5

Loans recovered
Commercial and financial	-	9
Real estate mortgage	-	-
Installment	5	12
Total recoveries	5	21

Net charge-offs	6	(16)
Additions to allowance charged
to operating expense during period	101	(152)

Balance of allowance for loan losses
at end of period	$2,540	$2,123

Ratio of net loans charged off
the period to average loans outstanding	0.00%	-0.01%

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

Nonaccrual loans on March 31, 2006 were $2,994,000, compared to $321,000 at March 31, 2005.  The increase is the result of two large loans for the same customer being placed in nonaccrual status in the second quarter of 2005.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.

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

Information with respect to nonperforming loans is as follows:

	March 31,
	2006	2005

Nonperforming assets:
Nonaccrual loans	2,994	321
Restructured loans	219	252
Other real estate owned	132	147
Total nonperforming loans	3,345	720

Potential problem loans:
Loans 90 days or more past due and still accruing	84	2,279
Total nonperforming and potential problem loans	3,429	2,999

Nonperforming assets to total loans and other real estate	1.70%	1.76%
Reserve for loan losses to nonperforming loans	74.08%	70.79%

Interest at contracted rates (a)	230	53
Interest recorded as income	0	0
Reduction of Interest Income for period	230	53

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

DATE:  May 12, 2006

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  May 12, 2006

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

DATE:  May 12, 2006

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

DATE:  May 12, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  May 12, 2006

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  May 12, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)