Form 10QSB
period 2006-06-30
UNITY HOLDINGS INC
filed 2006-08-10
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2006

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2006: 993,155; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets: June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Income and Comprehensive Income: Three and Six Months Ended June 30, 2006 and 2005	4
	Consolidated Statements of Cash Flows: Six Months Ended June 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 - Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	15

	Item 6 - Exhibits and Reports on Form 8-K	15

	signatures	16

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	6/30/2006	12/31/2005
Cash and due from banks	$6,199,382	$3,765,256
Interest-bearing deposits in banks	133,396	132,082
Federal funds sold	1,187,000	725,000
Securities available-for-sale, at fair value	20,928,829	18,879,777
Restricted equity securities, at cost	2,177,478	2,265,078
Loans	205,402,223	195,599,390
Less allowance for loan losses	2,616,166	2,445,221
Loans, net	202,786,057	193,154,169
Premises and equipment	11,443,522	9,402,200
Other assets	5,147,569	5,010,711
Total assets	$250,003,233	$233,334,273

Liabilities
Deposits
Noninterest-bearing	$13,613,300	$14,133,868
Interest-bearing	187,978,141	169,185,085
Total deposits	201,591,441	183,318,953
Federal funds purchased	1,218,000	-
Other borrowings	25,800,000	29,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,520,082	973,653
Total liabilities	233,222,523	216,635,606

Commitments and contingencies
Redeemable common stock held by KSOP	461,656	106,548

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 993,155 and
1,014,510 issued and outstanding, respectively	9,932	10,145
Capital surplus	10,143,201	10,847,421
Retained earnings	6,478,957	5,897,630
Accumulated other comprehensive loss	(313,036)	(163,077)
Total stockholders' equity	16,319,054	16,592,119
Total liabilities and stockholders' equity	$250,003,233	$233,334,273

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans	$4,369,350	$3,127,535	$8,342,759	$6,104,813
Taxable securities	195,242	199,202	376,650	285,972
Nontaxable securities	59,641	66,867	119,283	132,387
Federal funds sold	20,657	18,995	29,038	55,135
Deposits in banks	1,696	1,105	3,179	2,424
Total interest income	4,646,586	3,413,704	8,870,909	6,580,731
Interest expense
Deposits	1,845,892	1,242,149	3,453,163	2,363,709
Other borrowings	280,128	179,244	606,484	329,791
Total interest expense	2,126,020	1,421,393	4,059,647	2,693,500
Net interest income	2,520,566	1,992,311	4,811,262	3,887,231
Provision (credit) for loan losses	90,000	82,250	190,500	(69,350)
Net Interest income after
provision (credit) for loan losses	2,430,566	1,910,061	4,620,762	3,956,581

Other income
Service charges on deposit accounts	224,095	182,675	422,068	337,093
Mortgage Loan Fees	126,213	92,719	254,446	181,236
Other operating income	12,439	25,761	35,588	57,809
Total other income	362,747	301,155	712,102	576,138
Other expenses
Salaries and employee benefits	1,183,148	882,567	2,174,232	1,658,743
Equipment and occupancy expenses	256,218	216,053	513,245	402,394
Other operating expenses	582,189	542,877	1,220,134	1,163,687
Total other expenses	2,021,555	1,641,497	3,907,611	3,224,824

Income before income taxes	771,758	569,719	1,425,253	1,307,895
Income tax expense	273,170	169,667	488,818	419,377
Net income	$498,588	$400,052	$936,435	$888,518
Other comprehensive income:
Unrealized gain (losses) on securities
available-for-sale arising during period,
net of tax	(118,624)	94,732	(149,959)	(10,653)
Comprehensive income	$379,964	$494,784	$786,476	$877,865

Basic earnings per share	$0.51	$0.39	$0.94	$0.88
Diluted earnings per share	$0.45	$0.36	$0.84	$0.80
Cash dividends per share	$0.00	$0.00	$0.00	$0.00
See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
	2006	2005
OPERATING ACTIVITIES
Net income	$936,435	$888,518
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	247,699	207,372
Provision (credit) for loan losses	190,500	(69,350)
Increase in interest receivable	(180,280)	(150,662)
(Decrease) increase in interest payable	73,834	(96,820)
Net other operating activities	621,882	(3,218)
Net cash provided by operating activities	1,890,070	775,840

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(1,314)	(355,859)
Purchases of securities available-for-sale	(2,748,094)	(11,259,134)
Proceeds from sales of securities available-for-sale	-	2,196,214
Proceeds from maturities of securities available-for-sale	466,406	252,299
(Purchase) redemptions of restricted equity securities	87,600	(241,969)
Net (increase) decrease in federal funds sold	(462,000)	1,149,000
Net increase in loans	(9,822,388)	(8,716,937)
Purchase of premises and equipment	(2,289,021)	(1,649,765)
Net cash used in investing activities	(14,768,811)	(18,626,151)

FINANCING ACTIVITIES
Net increase in deposits	18,272,488	12,913,845
Net increase in federal funds purchased	1,218,000	-
Net (decrease) increase in other borrowings	(3,450,000)	6,050,000
Purchase of common stock	(1,144,710)	-
Proceeds from sale of common stock	355,089	-
Proceeds from exercise of stock options	62,000	10,000
Net cash provided by financing activities	15,312,867	18,973,845

Net increase in cash and due from banks	2,434,126	1,123,534
Cash and due from banks at beginning of period	3,765,256	2,817,241
Cash and due from banks at end of period	$6,199,382	$3,940,775

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$3,985,813	$2,790,320
Income taxes	$571,150	$388,677

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

The results of operations for the three and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

At June 31, 2006, we had two stock-based compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach.  Prior to the adoption of SFAS 123(R) we accounted for stock-based compensation grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized for the three and six month periods ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior periods were not restated to reflect the impact of adopting the new standard.

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

Under SFAS No. 123(R), stock-based compensation expense was $11,594 for the three month period and $23,188 for the six month period ended June 30, 2006.  Basic and diluted earnings per share for the three months ended June 30, 2006 were decreased by $.01 each by the adoption of SFAS 123(R).  For the six month period ended June 30, 2006, basic earnings per share decreased $.02 and diluted earnings per share decreased $.03 because of SFAS 123 (R).

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table provides pro forma net income and earnings per share information, as if we had applied the fair value recognitions provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans for the three and six months ended June 30, 2005:

	June 30, 2005
	Three Months Ended	Six Months Ended

Net income, as reported	$400,052	$888,518
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all option awards	(7,217)	(14,435)
Pro forma net income	$392,835	$874,083

Earnings per share:
Basic - as reported	$0.39	$0.88
Basic - pro forma	0.39	0.86
Diluted - as reported	0.36	0.80
Diluted - pro forma	$0.35	$0.78

There were no stock options granted during the three months ended June 30, 2006 and 2005.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At June 30, 2006, there was approximately $87,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the six months ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	88,960	$13.39
Granted	0	-
Exercised	(5,800)	10.69
Terminated	(200)	15.00
Options outstanding, end of quarter	82,960	13.60	4.3 years

Exercisable, end of quarter	69,560	$12.67	3.8 years

Shares available for future stock option grants to employees and directors under existing plans were 109,671 at June 30, 2006.  At June 30, 2006 the aggregate intrinsic value of option outstanding was $1,028,360, and the aggregate intrinsic value of options exercisable was $927,360.  Total intrinsic value of options exercised was $88,800 for the six months ended June 30, 2006.

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table summarizes our nonvested stock option activity for the three months ended June 30, 2006:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value

Options outstanding, beginning of year	13,600	$6.41
Granted	0	-
Exercised	0	-
Terminated	(200)	5.08
Options outstanding, end of quarter	13,400	$6.42

NOTE 3.   EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	977,496	1,014,070	996,091	1,013,792

Net income	$498,588	$400,052	$936,435	$888,518
Basic earnings per share	$0.51	$0.39	$0.94	$0.88

Diluted Earnings Per Share:
Weighted average common shares outstanding	977,496	1,014,070	996,091	1,013,792
Dilutive Effect	124,764	102,879	124,987	102,879
Weighted average common shares outstanding-after dilutive effect	1,102,260	1,116,949	1,121,078	1,116,671

Net income	$498,588	$400,052	$936,435	$888,518
Diluted earnings per share	$0.45	$0.36	$0.84	$0.80

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

Liquidity and Capital Resources

During the six month period ended June 30, 2006, earning assets grew $12.0 million, primarily in the loan portfolio.  The Company grew $16.0 million in funding sources to use in funding earning asset growth.  The Company saw strong growth in the non-maturity deposit portfolio which allowed for a shift in the funding mix away from more expensive external funding.  Other borrowings decreased $2.2 million.  The Bank funded growth in the loan portfolio by growing its internal deposit base rather than borrowing external funds.  By using "organic" deposit growth, the Bank took advantage of the increase yields in market loan rates.   Through this period of growth in earning assets and changes in the funding mix, the liquidity structure remained sound.  As of June 30, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances of $18.9 million at June 30, 2006 are up from $12.5 million reported at June 30, 2005.  Out-of-market CDs provided a better value during the first half of 2006.  At June 30, 2006, Federal Home Loan Bank ("FHLB") borrowings amounted to $25.8 million, virtually unchanged from the $25.2 million reported for June 30, 2005.  These borrowings complement funding from our deposit portfolio and lock in net yields for various repricing structures.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of June 30, 2006, we had approximately $1.5 million remaining from the subordinated debenture proceeds.  Approximately $1.1 million of these funds were used to fund a stock buy-back program which purchased 44,038 shares in April 2006.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At June 30, 2006, the Company was "well capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios (%)	7.84	7.58	4.00
Risk-based capital ratios (%):
Tier I capital	9.26	9.04	4.00
Total capital	10.51	10.29	8.00

These ratios are expected to exceed the minimum regulatory requirements as our growth continues.   Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.  For the year to date period ending June 30, 2006, we have made no capital injections from the holding company to the subsidiary.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of June 30, 2006 is as follows:

Commitments to extend credit	$40,180,000
Letters of credit	193,000
$40,373,000

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

At June 30, 2006, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to $33.5 million on this line.  At June 30, 2006, we had $25.8 million outstanding on this line.

For the first six months of 2006, we have had a commitment to construct a full service office in Calhoun.  The building will open on August 1st.  At June 30, 2006, construction was in its final stages, and the Company had incurred constructions costs of approximately $1.3 million.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $16.7 million for the six month period ended June 30, 2006.  Net loans grew approximately $9.6 million. Fixed assets grew $2.0 million, primarily associated with the new Calhoun office.   Deposits grew approximately $18.3 million.  The excess cash generated by the deposit growth facilitated a decrease in borrowings of $2.2 million and an increase in the "available for sale" investment portfolio of $2.0 million.

Results of Operations For The Three Months Ended June 30, 2006 and 2005.

Net income of approximately $499,000 for the three months ended June 30, 2006 represents an increase of approximately $99,000 when compared to the same period last year.  Net interest income has increased substantially.   Our loan portfolio was well positioned for recent rate shifts in the market.  Margin compression for the Bank has subsided as the Prime rate has moved higher.  Charge off activity has been immaterial and loan growth has been slow, therefore provisions to the loan loss reserve have been minimal.  Noninterest income and expense have been within expectations.

Interest income increased $1,233,000 for the second quarter of 2006 when compared to the second quarter of 2005.  Loan income increased $1,242,000 as the loan portfolio repriced to the new Prime rate.    Investment income decreased $11,000 for the three months ended June 30, 2006 compared to the same period in 2005.   Since June 30, 2005, the bank has decreased its investment portfolio, opting to take gains on investment sales and using the funds in the loan portfolio.

Interest expense increased $705,000 for the current year's three month period ended June 30, 2006 when compared to the same period in 2005.  Deposit expense increased $604,000, and borrowing expense increased $101,000.  Deposit volumes are much higher than in 2005.  The Bank experienced growth in low interest deposit categories.  Time deposit costs are at acceptable levels.  Deposit growth allowed the Bank to refrain from external borrowings, which were at higher rates during the second quarter.  Net interest income increased $528,000 for the second quarter of 2006 when compared to the second quarter of 2005.

The provision for loan losses during the quarter ended June 30, 2006 was $90,000, compared to $82,000 for the quarter ended June 30, 2005.  The current provision reflects increases in loan volumes; net charge offs have been immaterial.  Credit quality continues to be strong.

Other income increased $61,000 for the second quarter of 2006 when compared to the second quarter of 2005.  Service charges on deposits increased $41,000.  As deposit balances continue to grow, these fees will continue to grow as well.  Mortgage origination fee income increased $33,000.  We have added originators to this department to better serve our markets.  Other operating income decreased $13,000, primarily due to a loss on the sale of a foreclosed property.

Other expenses increased $380,000 for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.  Personnel expense increased $301,000 as the Bank added staff for the new Calhoun office and increased back office personnel.  Occupancy expense increased $40,000.  Business growth at our new Henderson location required more equipment costs along with certain start up costs with our Calhoun office.

Tax expense for the six month period was provided at an effective rate of 35% and 30% for 2006 and 2005, respectively.

Results of Operations For The Six Months Ended June 30, 2006 and 2005.

Net income of approximately $936,000 for the six months ended June 30, 2006 represents an increase of approximately $48,000 when compared to the same period last year.  The following is a discussion of the particulars of the performance for the year to date period ended June 30, 2006 as compared to the same period in 2005.

Interest income increased $2,290,000 for the first half of 2006 when compared to the first half of 2005.  Loan income increased $2,238,000 as the current and new loan portfolio priced to a higher Prime rate.  Interest on taxable securities increased $90,000 as maturing investments were replaced with higher yielding investments.  Interest earned on Federal funds sold decreased $26,000 for the year to date period ended June 30, 2006 when compared to 2005.  Loan growth occurred in late 2005 that used up excess funds invested in Federal funds sold.

Interest expense increased $1,366,000 for the year to date period ended June 30, 2006 when compared to the year to date period ended June 30, 2005.  Deposit interest expense increased $1,089,000 and borrowing expense increased $277,000.  Deposit volumes continue to grow.  The cost of time deposits for the six month period ended June 30, 2006 were substantially higher than those in 2005 due to rising market rates and increased competitors in the area.  Deposit growth has alleviated the need for the more expensive external borrowings.  Net interest income increased $924,000 for the year to date period ended June 30, 2006 when compared to the same period in 2005.

The provision for loan losses for the year to date period ended June 30, 2006 was $191,000, compared to a credit of $69,000 for the year to date period ended June 30, 2005.  In the first quarter of 2005 we adjusted our loan loss reserve to more accurately reflect our loan loss history.  The current provision reflects increases in loan volumes; net charge offs have been immaterial.  Credit quality continues to be strong.

Other income increased $136,000 for the year to date period ended June 30, 2006 when compared to the same period in 2005.  Service charges on deposits increased $85,000.  As deposit balances continue to grow, these fees will continue to grow as well.  Mortgage origination fee income increased $73,000.  We have added originators to this department to better serve our markets.

Other expenses increased $683,000 for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005.  Personnel expense increased $515,000 and occupancy expense increased $110,000.  From June 2005 to June 2006, the Company grew approximately $30 million, added a full service office, and will open another office August 1st.  This strong growth trend necessitates the need for additional personnel and equipment.   Other operating expenses grew $56,000.  The largest areas of growth were data processing and marketing.

Tax expense for the six month period was provided at an effective rate of 34% and 32% for 2006 and 2005, respectively.

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

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is on the following page:

	June 30,
	2006	2005
(in $000s)
Average amount of loans outstanding	$193,951	$170,175

Balance of allowance for loan losses
at beginning of period	2,445	2,259

Loans charged off
Commercial and financial	1	-
Real estate mortgage	-	-
Installment	29	25
Total charge offs	30	25

Loans recovered
Commercial and financial	-	17
Real estate mortgage	-	-
Installment	10	19
Total recoveries	10	36

Net charge-offs	20	(11)
Additions to allowance charged
to operating expense during period	191	(69)

Balance of allowance for loan losses
at end of period	$2,616	$2,201

Ratio of net loans charged off
the period to average loans outstanding	0.01%	-0.01%

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

Nonaccrual loans on June 30, 2006 were $2,920,000, compared to $1,632,000 at June 30, 2005.  The current balance consists primarily of two large loans for the same customer.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table below do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information with respect to nonperforming loans is as follows:

	June 30,
	2006	2005

Nonperforming assets:
Nonaccrual loans	2,920	1,632
Restructured loans	219	222
Other real estate owned	0	154
Total nonperforming loans	3,139	2,008

Potential problem loans:
Loans 90 days or more past due and still accruing	153	0
Total nonperforming and potential problem loans	3,292	2,008

Nonperforming assets to total loans and other real estate	1.60%	1.14%
Reserve for loan losses to nonperforming loans	79.47%	109.61%

Interest at contracted rates (a)	305	75
Interest recorded as income	0	0
Reduction of Interest Income for period	305	75

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 17, 2006.  Class II directors were up for election at the meeting to serve terms for three years:

Sam R. McCleskey	# of Shares	% Voted

For	557,543	99.51%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	2,750	0.49%
TOTAL	560,293

Stephen A. Taylor

For	558,693	99.71%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	1,600	0.29%
TOTAL	560,293

B. Don Temples

For	559,193	99.80%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	1,100	0.20%
TOTAL	560,293

Set forth below is the number and percentage of total votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

ITEM 6.   EXHIBITS AND REPORTS

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

DATE:  August 11, 2006

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 11, 2006

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

DATE:  August 11, 2006

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

DATE:  August 11, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  August 11, 2006

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 11, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)