Form 10QSB
period 2006-09-30
UNITY HOLDINGS INC
filed 2006-11-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2006: 990,030; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets: September 30, 2006 and December 31, 2005	3
	Consolidated Statements of Income: Three and Nine Months Ended September 30, 2006 and 2005	4
	Consolidated Statements of Comprehensive Income: Three and Nine Months Ended September 30, 2006 and 2005	5
	Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3 - Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports	16

	signatures	17

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets	9/30/2006	12/31/2005
	(Unaudited)
Cash and due from banks	$4,115,668	$3,765,256
Interest-bearing deposits in banks	1,652,014	132,082
Federal funds sold	46,000	725,000
Securities available-for-sale, at fair value	19,479,760	18,879,777
Restricted equity securities, at cost	2,427,278	2,265,078
Loans	215,172,228	195,599,390
Less allowance for loan losses	2,687,686	2,445,221
Loans, net	212,484,542	193,154,169
Premises and equipment	11,675,229	9,402,200
Other assets	5,759,936	5,010,711
Total assets	$257,640,427	$233,334,273

Liabilities
Deposits
Noninterest-bearing	$15,144,943	$14,133,868
Interest-bearing	189,153,051	169,185,085
Total deposits	204,297,994	183,318,953
Other borrowings	31,350,000	29,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,411,160	973,653
Total liabilities	240,152,154	216,635,606

Commitments and contingencies
Redeemable common stock held by KSOP	461,656	106,548

Stockholders' equity
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 990,030 and
1,014,510 issued and outstanding, respectively	9,900	10,145
Capital surplus	10,154,827	10,847,421
Retained earnings	7,001,555	5,897,630
Accumulated other comprehensive loss	(139,665)	(163,077)
Total stockholders' equity	17,026,617	16,592,119
Total liabilities and stockholders' equity	$257,640,427	$233,334,273

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans	$4,612,978	$3,447,229	$12,955,737	$9,552,042
Taxable securities	226,600	193,034	603,250	479,006
Nontaxable securities	59,642	68,709	178,925	201,096
Federal funds sold	10,780	5,107	39,818	60,242
Deposits in banks	2,679	2,143	5,858	4,567
Total interest income	4,912,679	3,716,222	13,783,588	10,296,953
Interest expense
Deposits	1,998,450	1,357,688	5,451,613	3,721,397
Other borrowings	382,133	269,687	988,617	599,478
Total interest expense	2,380,583	1,627,375	6,440,230	4,320,875
Net interest income	2,532,096	2,088,847	7,343,358	5,976,078
Provision for loan losses	93,000	173,950	283,500	104,600
Net Interest income after
provision for loan losses	2,439,096	1,914,897	7,059,858	5,871,478

Other income
Service charges on deposit accounts	226,813	209,158	648,881	546,251
Mortgage Loan Fees	144,531	86,380	398,977	267,616
Loss on sale of investments	(21,423)	-	(21,423)	2,088
Other operating income	23,377	55,301	58,965	111,022
Total other income	373,298	350,839	1,085,400	926,977
Other expenses
Salaries and employee benefits	1,101,494	756,359	3,275,726	2,415,102
Equipment and occupancy expenses	296,757	238,952	810,002	641,346
Other operating expenses	646,751	535,223	1,866,885	1,698,910
Total other expenses	2,045,002	1,530,534	5,952,613	4,755,358

Income before income taxes	767,392	735,202	2,192,645	2,043,097
Income tax expense	244,794	243,330	733,612	662,707
Net income	$522,598	$491,872	$1,459,033	$1,380,390

Basic earnings per share	$0.53	$0.49	$1.47	$1.36
Diluted earnings per share	$0.47	$0.44	$1.31	$1.24
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Other comprehensive income:
Unrealized gain (losses) on securities
available-for-sale arising during period,
net of tax	187,960	51,497	37,667	(55,299)

Reclassification of adjustments for gains
realized in net income, net of tax	(14,589)	0	(14,255)	1,411
Comprehensive income	$695,969	$543,369	$1,482,445	$1,326,502

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
	2006	2005
OPERATING ACTIVITIES
Net income	$1,459,033	$1,380,390
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	387,940	322,416
Provision for loan losses	283,500	104,600
Gain (Loss) on sale of securities available-for-sale	(21,423)	2,088
Increase in interest receivable	(334,912)	(326,130)
Increase (decrease) in interest payable	138,965	(64,583)
Net other operating activities	438,995	21,569
Net cash provided by operating activities	2,352,098	1,440,350

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(1,519,932)	(186,322)
Purchases of securities available-for-sale	(2,748,094)	(11,259,134)
Proceeds from sales of securities available-for-sale	1,478,125	2,196,214
Proceeds from maturities of securities available-for-sale	665,975	572,780
Purchase of restricted equity securities	(162,200)	(379,269)
Net decrease in federal funds sold	679,000	241,000
Net increase in loans	(20,085,009)	(20,809,457)
Purchase of premises and equipment	(2,660,969)	(1,842,275)
Net cash used in investing activities	(24,353,104)	(31,466,463)

FINANCING ACTIVITIES
Net increase in deposits	20,979,041	24,179,274
Net increase in other borrowings	2,100,000	6,100,000
Purchase of common stock	(1,144,711)	-
Proceeds from sale of common stock	355,088	-
Proceeds from exercise of stock options	62,000	10,000
Net cash provided by financing activities	22,351,418	30,289,274

Net increase in cash and due from banks	350,412	263,161
Cash and due from banks at beginning of period	3,765,256	2,817,241
Cash and due from banks at end of period	$4,115,668	$3,080,402

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$6,301,265	$4,385,458
Income taxes	$937,588	$588,075

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$471,136	$-

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

The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

At September 30, 2006, we had two stock-based compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach.  Prior to the adoption of SFAS 123(R) we accounted for stock-based compensation grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized for the three and nine month periods ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior periods were not restated to reflect the impact of adopting the new standard.

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

Under SFAS No. 123(R), stock-based compensation expense was $11,594 for the three month period and $34,782 for the nine month period ended September 30, 2006.  Basic earnings per share for the three months ended September 30, 2006 were decreased by $.01 by the adoption of SFAS 123(R), while diluted earnings per share for the same period in 2005 were not affected.  For the nine month period ended September 30, 2006, basic and diluted earnings per share decreased $.01 because of SFAS 123 (R).

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table provides pro forma net income and earnings per share information, as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans for the three and nine months ended September 30, 2005:

	September 30, 2005
	Three Months Ended	Nine Months Ended

Net income, as reported	$491,872	$1,380,390
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all option awards	7,217	21,652
Pro forma net income	$484,655	$1,358,738

Earnings per share:
Basic - as reported	$0.49	$1.36
Basic - pro forma	0.48	1.34
Diluted - as reported	0.44	1.24
Diluted - pro forma	$0.43	$1.22

There were no stock options granted during the three months ended September 30, 2006 and 2005.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At September 30, 2006, there was approximately $76,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	88,960	$13.39
Granted	0	-
Exercised	(5,800)	10.69
Terminated	(200)	15.00
Options outstanding, end of period	82,960	13.60	4.3 years

Exercisable, end of period	69,560	$12.67	3.8 years

Shares available for future stock option grants to employees and directors under existing plans were 109,671 at September 30, 2006.  At September 30, 2006 the aggregate intrinsic value of options outstanding was $1,028,360, and the aggregate intrinsic value of options exercisable was $927,360.  Total intrinsic value of options exercised was $88,800 for the nine months ended September 30, 2006.

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

The following table summarizes our nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value

Options outstanding, beginning of year	13,600	$6.41
Granted	0	-
Exercised	0	-
Terminated	(200)	5.08
Options outstanding, end of period	13,400	$6.42

NOTE 3.   EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	990,030	1,014,510	994,048	1,014,034

Net income	$522,598	$491,872	$1,459,033	$1,380,390
Basic earnings per share	$0.53	$0.49	$1.47	$1.36

Diluted Earnings Per Share:
Weighted average common shares outstanding	990,030	1,014,510	994,048	1,014,034
Dilutive Effect	121,682	102,879	122,127	102,879
Weighted average common shares outstanding-after dilutive effect	1,111,712	1,117,389	1,116,175	1,116,913

Net income	$522,598	$491,872	$1,459,033	$1,380,390
Diluted earnings per share	$0.47	$0.44	$1.31	$1.24

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2006, earning assets grew $21.2 million, primarily in the loan portfolio.  The Company grew $23.1 million in funding sources to use in funding earning asset growth.  The Company saw strong growth in the non-maturity deposit portfolio.  Other borrowings increased $2.1 million.  The Bank funded growth in the loan portfolio by growing its internal deposit base rather than borrowing external funds.  By using "organic" deposit growth, the Bank took advantage of the increase yields in market loan rates.   Through this period of growth in earning assets and changes in the funding mix, the liquidity structure remained sound.  As of September 30, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances of $14.3 million at September 30, 2006 are down from $17.9 million reported at September 30, 2005.    At September 30, 2006, Federal Home Loan Bank ("FHLB") borrowings amounted to $31.4 million, an increase from the $25.3 million reported for September 30, 2005.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of September 30, 2006, we had approximately $1.5 million remaining from the subordinated debenture proceeds.  Approximately $1.1 million of these funds were used to fund a stock buy-back program which purchased 44,038 shares in April 2006.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At  September 30, 2006, the Company was "well capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios (%)	8.61	7.57	4.00
Risk-based capital ratios (%):
Tier I capital	10.23	8.96	4.00
Total capital	11.48	10.21	8.00

These ratios are expected to exceed the minimum regulatory requirements as our growth continues.   Anticipated future earnings and proceeds will continue to replenish capital and maintain capital ratios at satisfactory levels.  For the year to date period ending September 30, 2006, we have made no capital injections from the holding company to the subsidiary.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of September 30, 2006 is as follows:

Commitments to extend credit	$46,796,000
Letters of credit	234,000
$47,030,000

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

At September 30, 2006, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $5 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to $33.5 million on this line.  At September 30, 2006, we had $31.4 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $24.3 million for the nine month period ended September 30, 2006.  Net loans grew approximately $19.3 million. Fixed assets grew $2.3 million, primarily associated with the new Calhoun office.   Deposits grew approximately $21.0 million, and borrowings grew $2.1 million.  The investment portfolio grew approximately $762,000.   In the third quarter of September 30, 2006, the Company sold approximately $1.5 million from the investment portfolio to utilize these funds in the loan portfolio.  Earlier in the year, the Company had purchased approximately $2.7 million.  The investment portfolio moves improved the margins in the early part of 2006 and provided liquidity more recently.

Results of Operations For The Three Months Ended September 30, 2006 and 2005.

Net income of approximately $523,000 for the three months ended September 30, 2006 represents an increase of approximately $31,000 when compared to the same period last year.  Net interest income has increased substantially.   Our loan portfolio was well positioned for recent rate shifts in the market.  Margin compression for the Bank has subsided as the Prime rate has moved higher.  Charge off activity has been immaterial and loan growth has been slow, therefore provisions to the loan loss reserve have been minimal.  Noninterest income and expense have been within expectations.

Interest income increased $1,197,000 for the third quarter of 2006 when compared to the third quarter of 2005.  Loan income increased $1,166,000 as the loan portfolio repriced to the new Prime rate.    Investment income increased $25,000 for the three months ended September 30, 2006 compared to the same period in 2005.   Since September 30, 2005, the bank has repositioned its investment portfolio, selling lower yielding investments for liquidity to fund loans and purchasing investments with higher yields.

Interest expense increased $753,000 for the current year's three month period ended September 30, 2006 when compared to the same period in 2005.  Deposit expense increased $640,000, and borrowing expense increased $112,000.  Deposit volumes are much higher than in 2005.  The Bank experienced growth in low interest deposit categories.  Time deposit costs are at acceptable levels.  Deposit growth allowed the Bank to refrain from taking a much larger position in external borrowings.  Other borrowings that have been added were done so to take advantage of attractive pricing opportunities.  Net interest income increased $443,000 for the third quarter of 2006 when compared to the third quarter of 2005.

The provision for loan losses during the quarter ended September 30, 2006 was $93,000, compared to $174,000 for the quarter ended September 30, 2005.  The current provision reflects increases in loan volumes; net charge offs have been immaterial.  Credit quality continues to be strong.

Other income increased $22,000 for the third quarter of 2006 when compared to the third quarter of 2005.  Service charges on deposits increased $17,000.  The Company has lowered or discarded several fee income items, such as ATM fees, to garner more transactional deposit accounts.  Mortgage origination fee income increased $58,000.  We have added originators to this department to better serve our markets.  The Bank realized a loss on the sale of investments of approximately $21,000 for the third quarter ended September 30, 2006 as it put the funds to better use in the loan portfolio.  Other operating income decreased $32,000, primarily due to a loss on the sale of a foreclosed property.

Other expenses increased $515,000 for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.  Personnel expense increased $345,000 as the Bank added staff for the new Calhoun office, increased back office personnel, and procured more business production officers.  Occupancy expense increased $58,000.  Continued growth required more equipment costs as did certain start up costs associated with our Calhoun office.

Tax expense for the three month period was provided at an effective rate of 32% and 33% for 2006 and 2005, respectively.

Results of Operations For The Nine Months Ended September 30, 2006 and 2005.

Net income of approximately $1,459,000 for the nine months ended September 30, 2006 represents an increase of approximately $79,000 when compared to the same period last year.  The following is a discussion of the particulars of the performance for the year to date period ended September 30, 2006 as compared to the same period in 2005.

Interest income increased $3,487,000 for the first nine months of 2006 when compared to the first nine months of 2005.  Loan income increased $3,404,000 as the current and new loan portfolio priced to a higher Prime rate.  Interest on taxable securities increased $124,000 as maturing investments were replaced with higher yielding investments.  Interest earned on Federal funds sold decreased $20,000 for the year to date period ended September 30, 2006 when compared to 2005.  Loan growth occurred in late 2005 that used up excess funds invested in Federal funds sold.

Interest expense increased $2,119,000 for the year to date period ended September 30, 2006 when compared to the year to date period ended September 30, 2005.  Deposit interest expense increased $1,730,000 and borrowing expense increased $389,000.  Deposit volumes continue to grow.  The cost of time deposits for the nine month period ended September 30, 2006 were substantially higher than those in 2005 due to rising market rates and increased competitors in the area.  Net interest income increased $1,367,000 for the year to date period ended  September 30, 2006 when compared to the same period in 2005.

The provision for loan losses for the year to date period ended September 30, 2006 was $284,000, compared to $105,000 for the year to date period ended September 30, 2005.  In the first quarter of 2005 we adjusted our loan loss reserve to reflect our loan loss history.  The current provision reflects increases in loan volumes; net charge offs have been immaterial.  Credit quality continues to be strong.

Other income increased $158,000 for the year to date period ended September 30, 2006 when compared to the same period in 2005.  Service charges on deposits increased $103,000.  As deposit balances continue to grow, these fees will continue to grow as well.  Mortgage origination fee income increased $131,000.  We have added originators to this department to better serve our markets.

Other expenses increased $1,197,000 for the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005.  Personnel expense increased $861,000 and occupancy expense increased $169,000.  From September 2005 to September 2006, the Company grew approximately $26.5 million.  This strong growth trend necessitates the need for additional personnel and equipment.   Other operating expenses grew $168,000.  The largest areas of growth were data processing and marketing.

Tax expense for the nine month period was provided at an effective rate of 33% and 32% for 2006 and 2005, respectively.

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

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is on the following page:

	September 30,
	2006	2005
(in $000s)
Average amount of loans outstanding	$203,713	$174,000

Balance of allowance for loan losses
at beginning of period	2,445	2,259

Loans charged off
Commercial and financial	7	-
Real estate mortgage	-	-
Installment	56	61
Total charge offs	63	61

Loans recovered
Commercial and financial	-	19
Real estate mortgage	-	-
Installment	22	21
Total recoveries	22	40

Net charge-offs	41	21
Additions to allowance charged
to operating expense during period	284	105

Balance of allowance for loan losses
at end of period	$2,688	$2,343

Ratio of net loans charged off
the period to average loans outstanding	0.02%	0.01%

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

Nonaccrual loans on  September 30, 2006 were $4,087,000, compared to $2,931,000 at  September 30, 2005.  The increase consists primarily of two large loans for the same customer.  These loans are fully collateralized by commercial real estate, and it is Management's belief that no significant loss will occur.

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

Information with respect to nonperforming loans is as follows:

	September 30,
	2006	2005

Nonperforming assets:
Nonaccrual loans	4,087	2,931
Restructured loans	0	235
Other real estate owned	471	142
Total nonperforming loans	4,558	3,308

Potential problem loans:
Loans 90 days or more past due and still accruing	379	43
Total nonperforming and potential problem loans	4,937	3,351

Nonperforming assets and potential problem loans to total loans and other real estate	2.29%	1.69%
Reserve for loan losses to nonperforming assets and potential problem loans	54.44%	69.92%

Interest at contracted rates (a)	394	117
Interest recorded as income	0	0
Reduction of Interest Income for period	394	117

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

DATE:  November 10, 2006

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 10, 2006

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

DATE:  November 10, 2006

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

DATE:  November 10, 2006

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  November 10, 2006

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)