Form 10KSB
period 2006-12-31
UNITY HOLDINGS INC
filed 2007-03-29
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes     [  ]              No  [ X]

The issuer's revenue for its most recent fiscal year was $20,539,970.  As of March 31, 2007, 990,030 shares of Common Stock were issued and outstanding.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Company was $16,938,719 as of March 31, 2007.  This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $28.50 per share on that date.  There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format.  (Check one): Yes [  ]   No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant's 2006 Annual Report to Shareholders and definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

UNITY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Item 1.  Description of Business.

General

Unity Holdings, Inc. was incorporated in Georgia on October 8, 1997 as a bank holding company to own and control all of the capital stock of Unity National Bank.  Organizing activities for the Company began during the summer of 1997, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff.  On November 30, 1998, the Federal Deposit Insurance Corporation approved the Bank's application for deposit insurance, and on February 11, 1998, the Office of the Comptroller of the Currency approved the Bank's charter application.  The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on November 30, 1998.  The Bank has two locations in Cartersville and locations in Adairsville, Calhoun, and Rome, Georgia.

Marketing Focus

Most of the banks in our trade area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Bartow and Floyd Counties area, the Company believes opportunities exist in the small business and consumer arenas.  The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

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

Commercial Loans.  The Bank makes loans for commercial purposes in various lines of businesses.  Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity.  The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers.  The risks associated with commercial loans vary with many economic factors, including the economy in the market areas.  The well-established banks will make proportionately more loans to medium- to large-sized businesses than the Bank.  Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate.

Consumer Loans.  The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards.  These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are ninety-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.  The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination.  As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the market area.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate.

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

Other Banking Services

Other bank services include remote deposit capture, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions.  The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.  The bank has a well designed website that allows some transactional activity and bill payment services.  The Bank does not plan to exercise trust powers.

Competition

The banking business is highly competitive.  The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our trade areas.  There are currently 19 banking institutions (excluding credit unions) operating 66 offices in the combined Bartow\Floyd\Gordon county market.  These institutions hold approximately $3.0 billion in deposits; the Bank currently holds the 7th largest position in the market for these deposits.  A number of these competitors are well established.  Several de novo branches and new banks have also been established in the market due to its attractiveness.  Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank.  These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not currently provide.  As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2006, the Bank had 80 full-time employees and 8 part-time employees.

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

Since the Bank Holding Company Act of 1956, and its subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it has also limited the types of companies that a bank holding company can control.  The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto.  A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board in coordination with the Secretary of the Treasury determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

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

Deposit Insurance

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006.  Among other things, this law merged BIF and SAIF during 2006.  Deposits remain insured up to a maximum of $100,000 but are adjusted every five years based on inflation.  Retirement accounts are insured up to $250,000, and a bank that is less than adequately capitalized is not able to accept employee benefit deposits.  This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment program.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  The Company and the Bank are both currently qualified as "well capitalized."  As of December 31, 2006, the Company had Tier 1 and Total Risk-Based Capital Ratios of 9.34% and 10.59%, respectively.  For a more detailed analysis of the Company and Bank's regulatory requirements, see "Regulatory Matters" in the Notes to Consolidated Financial Statements.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001 , the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

-	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
-

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

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

Operations Center.  The Bank purchased a partially finished building for use as an off-site Operations Center, which was completed and opened in September 2004.  The facility is approximately 9,600 square feet and is used as the technology, deposit operations, and accounting headquarters.  The facility does not perform any direct customer service functions.

Henderson Drive Office.  In June 2005, the Bank opened a full service facility at 601 Henderson Drive in Cartersville, Georgia.  The Bank is approximately 4,200 square feet with three drive-in lanes and an ATM lane.

Calhoun Office.  In August 2006, the Bank opened a full service facility at 150 W.C. Bryant Parkway in Calhoun, Georgia.  The Bank is approximately 4,200 square feet with three drive-in lanes and an ATM lane.

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

Item 5.  Market For Common Equity And Related Stockholder Matters.

(a)  The Company completed its initial public offering on October 22, 1998.  In the offering, the Company sold a total of 838,711 shares at $10.00 per share.  There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future.  As of December 31, 2006, there were approximately 1,074 shareholders of record.

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

Year	High Selling Price	Low Selling Price

2006
First Quarter	$26.00	$26.00
Second Quarter	$26.00	$26.00
Third Quarter	$26.00	$26.00
Fourth Quarter	$26.00	$26.00

2005
First Quarter	$23.00	$20.00
Second Quarter	$24.00	$23.00
Third Quarter	$26.00	$24.00
Fourth Quarter	$26.00	$25.00

The Company has not paid dividends since its inception.  As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions.  Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.

In February 2006, the Bank made an offer to purchase its common stock from existing shareholders.  The offering price was $26.00 per share and expired March 31, 2006.  The Company retired 44,038 shares in this offering.  For additional information, please refer to the Form TO filed with the Securities and Exchange Commission on February 14, 2006.

On the following pages is a table outlining the total equity compensation outstanding at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	222,960	$11.34	115,046

Equity compensation plans not approved by security holders	0	$0.00	0
Total	222,960	$11.34	115,046

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

Item 7.  Financial Statements.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - December 31, 2006 and 2005

Consolidated Statements of Comprehensive Income - December 31, 2006 and 2005

Consolidated Statements of Stockholders' Equity - December 31, 2006 and 2005

Consolidated Statements of Cash Flows - December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.  There has been no reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing steps or procedures during the two most recent fiscal years.

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

Item 8B.  Other Information.

None

Item 9.  Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Item 12.  Certain Relationships, Related Transactions, and Director Independence.

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

10.8

Stock Option Agreement between Unity Holdings, Inc. and Eli D. Mullis dated December 21, 2004, as allowed under the 1999 Stock Incentive Plan adopted by the shareholders on May 19, 1999 (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-KSB filed with the Commission on March 29, 2005) .

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

Date: March 30, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2007.

Signature	Title
KENNETH R. BISHOP Kenneth R. Bishop	Director
JERRY W. BRADEN Jerry W. Braden	Director
MICHAEL L. MCPHERSON Michael L. McPherson	Director, President and Chief Executive Officer
DONALD D. GEORGE Donald D. George	Director
JOHN S. LEWIS John S. Lewis	Director
SAM R. MCCLESKEY Sam R. McCleskey	Director
STEPHEN A. TAYLOR Stephen A. Taylor	Director
B. DON TEMPLES B. Don Temples	Director
ELI D. MULLIS Eli D. Mullis	Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
31.1	Certifications of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifications of the Registrant's Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Exhibit 21.1

Subsidiaries of Unity Holdings, Inc.

Direct/wholly-owned	State of Incorporation

Unity National Bank	Georgia

Unity (Ga) Statutory Trust I	Delaware

EXHIBIT 31.1

CERTIFICATION

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Unity Holdings, Inc.;

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

	b.	[Paragraph omitted pursuant to SEC Release Nos. 33-8760, 33-8238 and 34-47986.]

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

March 30, 2007

MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

President & Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Eli D. Mullis, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Unity Holdings, Inc.;

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

	b.	[Paragraph omitted pursuant to SEC Release Nos. 33-8760, 33-8238 and 34-47986.]

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

March 30, 2007

ELI D. MULLIS
ELI D. MULLIS

Senior Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO

§ 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-KSB of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

Chief Executive Officer

March 30, 2007

ELI D. MULLIS
ELI D. MULLIS

Chief Financial and Accounting Officer

March 30, 2007

This certification accompanies this Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of § 18 of the Securities Exchange Act of 1934, as amended.