Form 10QSB
period 2007-03-31
UNITY HOLDINGS INC
filed 2007-05-10
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2007: 990,030; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Income	4
	Consolidated Statement of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 - Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports	14

	signatures	15

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	3/31/2007	12/31/2006
ASSETS	(Unaudited)
Cash and due from banks	$4,415,995	$4,972,107
Interest-bearing deposits in banks	135,600	247,787
Federal funds sold	7,342,000	-
Securities available-for-sale, at fair value	19,651,487	19,815,125
Restricted equity securities, at cost	2,532,778	2,539,778
Loans	234,188,436	224,117,346
Less allowance for loan losses	2,927,127	2,791,343
Loans, net	231,261,309	221,326,003
Premises and equipment	11,682,132	11,813,161
Other assets	7,352,410	5,858,825
TOTAL ASSETS	$284,373,711	$266,572,786

LIABILITIES
Deposits
Noninterest-bearing	$19,259,918	$17,004,652
Interest-bearing	208,097,172	192,478,878
Total deposits	227,357,090	209,483,530
Other borrowings	33,400,000	33,850,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,837,731	2,042,080
Total liabilities	265,687,821	248,468,610

Commitments and contingencies
Redeemable common stock held by KSOP	506,046	506,046

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 990,030 issued
and outstanding, respectively	9,900	9,900
Capital surplus	10,177,731	10,166,421
Retained earnings	8,044,990	7,496,033
Accumulated other comprehensive loss	(52,777)	(74,224)
Total stockholders' equity	18,179,844	17,598,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,373,711	$266,572,786

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans	$5,090,017	$3,973,409
Taxable securities	193,467	181,408
Nontaxable securities	63,461	59,642
Federal funds sold	42,969	8,381
Deposits in banks	2,532	1,483
Total interest income	5,392,446	4,224,323
Interest expense
Deposits	2,213,732	1,607,271
Other borrowings	451,458	326,356
Total interest expense	2,665,190	1,933,627
Net interest income	2,727,256	2,290,696
Provision for loan losses	153,776	100,500
Net interest income after
provision for loan losses	2,573,480	2,190,196

Other income
Service charges on deposit accounts	254,001	197,973
Mortgage Loan Fees	117,736	128,233
Other operating income	47,044	23,149
Total other income	418,781	349,355
Other expenses
Salaries and employee benefits	1,237,522	991,084
Equipment and occupancy expenses	293,838	257,027
Other operating expenses	628,671	637,945
Total other expenses	2,160,031	1,886,056

Income before income taxes	832,230	653,495
Income tax expense	283,273	215,648
Net income	$548,957	$437,847

Basic earnings per share	$0.55	$0.43
Diluted earnings per share	$0.49	$0.38
Cash dividends per share	$0.00	$0.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Income	$548,957	$437,847

Other comprehensive income:
Unrealized gain (losses) on securities
available-for-sale arising during period,
net of tax	21,447	(31,335)

Reclassification of adjustments for gains
realized in net income, net of tax	0	0
Comprehensive income	$570,404	$406,512

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$548,957	$437,847
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	153,420	123,753
Provision for loan losses	153,776	100,500
Gain on sale of premises and equipment	(20,500)	-
Gain on sale of other real estate	(5,254)	-
(Increase) decrease in interest receivable	(148,913)	11,812
Increase in interest payable	91,098	19,863
Stock compensation expense	11,310	-
Net other operating activities	(299,401)	220,296
Net cash provided by operating activities	484,493	914,071
INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	112,187	70,630
Purchases of securities available-for-sale	-	(1,248,094)
Proceeds from maturities of securities available-for-sale	192,866	264,960
Redemption of restricted equity securities	7,000	177,600
Net (increase) decrease in federal funds sold	(7,342,000)	725,000
Net increase in loans	(11,643,173)	(5,582,239)
Proceeds from sale of other real estate	241,554	-
Purchase of premises and equipment	(32,599)	(941,787)
Net cash used in investing activities	(18,464,165)	(6,533,930)
FINANCING ACTIVITIES
Net increase in deposits	17,873,560	10,365,778
Net increase in federal funds purchased	-	1,482,000
Proceeds from other borrowings	5,300,000	-
Repayments of other borrowings	(5,750,000)	(7,450,000)
Proceeds from exercise of stock options	-	12,000
Net cash provided by financing activities	17,423,560	4,409,778
Net increase in cash and due from banks	(556,112)	(1,210,081)
Cash and due from banks at beginning of period	4,972,107	3,765,256
Cash and due from banks at end of period	$4,415,995	$2,555,175

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,574,092	$1,913,764
Income taxes	$411,420	$36,588
NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$1,554,071	$-

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

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company had an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  At March 31, 2007, the Company had available 115,046 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the three months ended March 31, 2007 and 2006.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At March 31, there was approximately $53,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the three months ended March 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	0	-
Exercised	0	-
Terminated	0	-
Options outstanding, end of period	82,960	13.60	3.3 years

Exercisable, end of period	78,960	$13.25	3.1 years

Aggregate intrinsic value of total outstanding options		1,194,280

Aggregate intrinsic value of exercisable options		1,164,280

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended
	March 31,
	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	990,030	1,014,892

Net income	$548,957	$437,847
Basic earnings per share	$0.55	$0.43

Diluted Earnings Per Share:
Weighted average common shares outstanding	990,030	1,014,892
Dilutive Effect	130,567	124,759
Weighted average common shares outstanding-after dilutive effect	1,120,597	1,139,651

Net income	$548,957	$437,847
Diluted earnings per share	$0.49	$0.38

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

During the first quarter of 2007, earning assets grew $17.1 million, primarily in the loan portfolio.  The Company grew $17.9 million in deposits during the same period.  The growth in deposits allowed for external borrowing payoffs, resulting in a decrease of outside borrowings by $450,000.  Through this period of growth in earning assets, the liquidity structure remained sound.  As of March 30, 2007 our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of March 31, 2007 were $16.8 million, compared to $16.4 million as December 31, 2006.   At March 31, 2007, Federal Home Loan Bank ("FHLB") borrowings amounted to $33.4 million, a slight decrease from the $33.9 million reported for December 31, 2006.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of March 31, 2007, we had approximately $870,000 remaining from the subordinated debenture proceeds.  Approximately $1.1 million of these funds were used to fund a stock buy-back program which purchased 44,038 shares in April 2006.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At March 31, 2007, the Company was "well capitalized" based on regulatory minimum capital requirements.  During the first quarter of 2007, the Company infused $500,000 in capital from the parent to the subsidiary to maintain well-capitalized status at the Bank.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios (%)	7.67	7.55	4.00
Risk-based capital ratios (%):
Tier I capital	9.06	8.94	4.00
Total capital	10.31	10.18	8.00

Anticipated future earnings will continue to replenish capital and maintain capital ratios at satisfactory levels.  From time to time, the Company may use capital infusions from the parent to maintain adequate capital in periods of rapid growth.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of March 31, 2007 is as follows:

Commitments to extend credit	$41,271,000
Letters of credit	571,000
$41,842,000

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

At March 31, 2007, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to $38.6 million on this line.  At March 31, 2007, we had $33.4 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $17.8 million for the three month period ended March 31, 2007.  Net loans grew approximately $10.0 million. Fixed assets decreased $131,000 as the Bank disposed of obsolete equipment.   Deposits grew approximately $17.9 million, and borrowings decreased $450,000.  Federal funds sold increased $7.3 million as the bank had excess funds from the deposit growth.  These funds will move either into the loan portfolio or the investment portfolio as the year moves forward.  Net income of $549,000 provided the bulk of a $581,000 increase in capital.

Results of Operations For The Three Months Ended March 31, 2007 and 2006.

Net income of approximately $549,000 for the three months ended March 31, 2007 represents an increase of approximately $111,000, or 25.4%, when compared to the same period last year.  Net interest income performs well as we are able to maintain our interest spread.  Noninterest income has shown strong improvement in service charges.  Noninterest expense is within expected parameters.

Interest income increased approximately $1.2 million for the period ended March 31, 2007 over the period ended March 31, 2006.  Loan interest income continued to perform strongly.  Interest earned on Federal funds sold increased $35,000 as these balances increased substantially.  Total investment income increased $15,000 for the three month period ended March 31, 2007 as compared to the same period in 2006.  Average earning assets for 2007 increased $36.2 million between the two periods, providing the biggest impact on interest income.  Yields on earning assets increased 75 basis points between the two periods as well.

Interest expense increased $731,000 for the three month period ended March 31, 2007 when compared to the same period in 2006.  Deposit expense increased $606,000, and borrowing expense increased $125,000.  Deposit volumes are much higher than in 2006.  The Bank experienced growth in low interest deposit categories.  Time deposit costs are at acceptable levels.  The Bank added external funding during a brief period of accelerated loan demand during the first quarter.  Net interest income increased $436,000 for the first quarter of 2007 when compared to the first quarter of 2006.

The provision for loan losses during the quarter ended March 31, 2007 was $154,000, compared to $101,000 for the quarter ended March 31, 2006.  The current provision reflects increases in loan volumes  rather than increased charge off  activity.    Credit quality continues to be strong.

Other income increased $69,000 for the first quarter of 2007 when compared to the first quarter of 2006.  Fees earned on deposit accounts increased $56,000 between the two quarters.  Other operating income increased $23,000, primarily due to gains on the sale of foreclosed properties.  Mortgage fee origination decreased $10,000 between the two quarters.  Mortgage originations have not been as high in 2007 as they were the first quarter of 2006.

Other expenses increased $274,000 for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  Personnel expense increased $246,000 as the bank added both business producers and support staff in the last several months.  Occupancy expense increased $37,000 for the year to date period ended March 31, 2007 as compared to the same period in 2006.  The Bank has implemented new technology initiatives, such as remote deposit capture, branch item capture, and an improved website.   These costs are justified by the increased business volumes and a desire to be the technology banking leader among our competition.  Other operating expenses decreased $9,000.

Tax expense for the three month period was provided at an effective rate of 34% and 33% for 2007 and 2006, respectively.

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

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	March 31,
	2007	2006
(in $000s)
Average amount of loans outstanding	$229,582	$193,951

Balance of allowance for loan losses
at beginning of period	2,791	2,445

Loans charged off
Commercial and financial	24	-
Real estate mortgage	-	-
Installment	24	11
Total charge offs	48	11

Loans recovered
Commercial and financial	17	-
Real estate mortgage	-	-
Installment	13	5
Total recoveries	30	5

Net charge-offs	18	6
Additions to allowance charged
to operating expense during period	154	101

Balance of allowance for loan losses
at end of period	$2,927	$2,540

Ratio of net loans charged off during
the period to average loans outstanding	0.01%	0.00%

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

Nonaccrual loans at March 31, 2007 were $1,561,000, compared to $2,994,000 at March 31, 2006.  During 2006, the Bank had three large loans in nonaccrual status.  Beginning in the first quarter of 2007, these loans moved from the loan portfolio, either through payoffs or foreclosure.  No losses have been incurred in the dispositions, and management does not foresee any significant losses.

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

Information with respect to nonperforming loans is as follows:

	March 31,
	2007	2006

Nonperforming assets:
Nonaccrual loans	1,561	2,994
Restructured loans	0	219
Other real estate owned	1,436	132
Total nonperforming loans	2,997	3,345

Potential problem loans:
Loans 90 days or more past due and still accruing	883	84
Total nonperforming and potential problem loans	3,880	3,429

Nonperforming assets and potential problem loans to total loans and other real estate	1.65%	1.70%
Reserve for loan losses to nonperforming assets and potential problem loans	75.44%	74.08%

Interest at contracted rates (a)	62	230
Interest recorded as income	0	0
Reduction of Interest Income for period	62	230

(a)	Interest income on nonaccruals that would have been recorded, if the loans remained current and in accordance with original terms.

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

DATE:  May 10, 2007

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  May 10, 2007

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

DATE:  May 10, 2007

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

DATE:  May 10, 2007

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  May 10, 2007

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)