Form 10QSB
period 2007-06-30
UNITY HOLDINGS INC
filed 2007-08-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2007: 990,030; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 - Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	16

	Item 6 - Exhibits and Reports	16

	signatures	17

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	6/30/2007	12/31/2006
ASSETS	(Unaudited)
Cash and due from banks	$5,930,078	$4,972,107
Interest-bearing deposits in banks	963,339	247,787
Federal funds sold	2,398,000	-
Securities available-for-sale, at fair value	24,745,102	19,815,125
Restricted equity securities, at cost	2,802,778	2,539,778
Loans	245,553,437	224,117,346
Less allowance for loan losses	3,069,703	2,791,343
Loans, net	242,483,734	221,326,003
Premises and equipment	11,569,742	11,813,161
Other assets	12,408,666	5,858,825
TOTAL ASSETS	$303,301,439	$266,572,786

LIABILITIES
Deposits
Noninterest-bearing	$24,106,629	$17,004,652
Interest-bearing	215,840,445	192,478,878
Total deposits	239,947,074	209,483,530
Other borrowings	39,400,000	33,850,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,711,734	2,042,080
Total liabilities	284,151,808	248,468,610

Commitments and contingencies
Redeemable common stock held by KSOP	506,046	506,046

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 990,030 issued
and outstanding, respectively	9,900	9,900
Capital surplus	10,189,040	10,166,421
Retained earnings	8,751,584	7,496,033
Accumulated other comprehensive loss	(306,939)	(74,224)
Total stockholders' equity	18,643,585	17,598,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$303,301,439	$266,572,786

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans	$5,339,742	$4,369,350	$10,429,759	$8,342,759
Taxable securities	257,362	195,242	450,829	376,650
Nontaxable securities	64,127	59,641	127,588	119,283
Federal funds sold	45,332	20,657	88,301	29,038
Deposits in banks	9,682	1,696	12,214	3,179
Total interest income	5,716,245	4,646,586	11,108,691	8,870,909
Interest expense
Deposits	2,391,993	1,845,892	4,605,725	3,453,163
Other borrowings	473,052	280,128	924,510	606,484
Total interest expense	2,865,045	2,126,020	5,530,235	4,059,647
Net interest income	2,851,200	2,520,566	5,578,456	4,811,262
Provision for loan losses	204,000	90,000	357,776	190,500
Net interest income after
provision for loan losses	2,647,200	2,430,566	5,220,680	4,620,762

Other income
Service charges on deposit accounts	288,025	224,095	542,026	422,068
Mortgage Loan Fees	110,393	126,213	228,129	254,446
Other operating income	125,784	12,439	172,828	35,588
Total other income	524,202	362,747	942,983	712,102
Other expenses
Salaries and employee benefits	1,304,017	1,183,148	2,541,539	2,174,232
Equipment and occupancy expenses	281,431	256,218	575,269	513,245
Other operating expenses	515,437	582,189	1,144,108	1,220,134
Total other expenses	2,100,885	2,021,555	4,260,916	3,907,611

Income before income taxes	1,070,517	771,758	1,902,747	1,425,253
Income tax expense	363,923	273,170	647,196	488,818
Net income	$706,594	$498,588	$1,255,551	$936,435

Basic earnings per share	$0.71	$0.51	$1.27	$0.94
Diluted earnings per share	$0.63	$0.45	$1.12	$0.84
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$706,594	$498,588	$1,255,551	$936,435

Other comprehensive income:
Unrealized losses on securities
available-for-sale arising during period,
net of tax	(254,162)	(118,624)	(232,715)	(149,959)

Reclassification of adjustments for gains
realized in net income, net of tax	0	0	0	0
Comprehensive income	$452,432	$379,964	$1,022,836	$786,476

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,255,551	$936,435
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	301,437	247,699
Provision for loan losses	357,776	190,500
Gain on disposal of equipment	(20,500)	-
Gain on sale of other real estate	(34,238)	-
Increase in interest receivable	(359,137)	(180,280)
Increase in interest payable	110,469	73,834
Stock compensation expense	22,619	-
Net other operating activities	(447,510)	621,882
Net cash provided by operating activities	1,186,467	1,890,070

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(715,552)	(1,314)
Purchases of securities available-for-sale	(5,799,688)	(2,748,094)
Proceeds from maturities of securities available-for-sale	510,605	466,406
(Purchase) redemption of restricted equity securities	(263,000)	87,600
Net increase in federal funds sold	(2,398,000)	(462,000)
Net increase in loans	(24,968,932)	(9,822,388)
Proceeds from sale of other real estate	660,753	-
Purchase of cash value life insurance	(3,200,000)	-
Purchase of premises and equipment	(68,226)	(2,289,021)
Net cash used in investing activities	(36,242,040)	(14,768,811)

FINANCING ACTIVITIES
Net increase in deposits	30,463,544	18,272,488
Net increase in federal funds purchased	-	1,218,000
Proceeds from other borrowings	18,300,000	6,000,000
Repayments of other borrowings	(12,750,000)	(9,450,000)
Purchase of common stock	-	(1,144,710)
Proceeds from sale of common stock	-	355,089
Proceeds from exercise of stock options	-	62,000
Net cash provided by financing activities	36,013,544	15,312,867

Net increase in cash and due from banks	957,971	2,434,126
Cash and due from banks at beginning of period	4,972,107	3,765,256
Cash and due from banks at end of period	$5,930,078	$6,199,382

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$5,419,766	$3,985,813
Income taxes	$547,452	$571,150

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$3,453,425	$-

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company had an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  At June 30, 2007, the Company had available 115,046 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the six months ended June 30, 2007 and 2006.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At June 30, there was approximately $42,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years.

The following table represents stock option activity for the six months ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	0	-
Exercised	0	-
Terminated	0	-
Options outstanding, end of period	82,960	13.60	3.3 years

Exercisable, end of period	78,960	$13.25	3.1 years

Aggregate intrinsic value of total outstanding options		1,360,200

Aggregate intrinsic value of exercisable options		1,322,200

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	990,030	977,496	990,030	996,091

Net income	$706,594	$498,588	$1,255,551	$936,435
Basic earnings per share	$0.71	$0.51	$1.27	$0.94

Diluted Earnings Per Share:
Weighted average common shares outstanding	990,030	977,496	990,030	996,091
Dilutive Effect	132,585	124,764	130,769	124,987
Weighted average common shares outstanding-after dilutive effect	1,122,615	1,102,260	1,120,799	1,121,078

Net income	$706,594	$498,588	$1,255,551	$936,435
Diluted earnings per share	$0.63	$0.45	$1.12	$0.84

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

Liquidity and Capital Resources

During the six month period ended June 30, 2007, earning assets grew $29.7 million, primarily in the loan portfolio.  The Company grew $30.5 million in deposits during the same period.  Additionally, the Bank increased its borrowings by $5.5 million to fund asset growth.  Through this period of growth, the liquidity structure remained sound.  As of June 30, 2007 our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of June 30, 2007 were $16.8 million, compared to $18.9 million as of June 30, 2006.   At June 30, 2007, Federal Home Loan Bank ("FHLB") borrowings amounted to $39.4 million, up from the $25.8 million reported for June 30, 2006.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   As of June 30, 2007, we had approximately $297,000 remaining from the subordinated debenture proceeds.  Approximately $1.1 million of these funds were used to fund a stock buy-back program which purchased 44,038 shares in April 2006.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At June 30, 2007, the Company was "well capitalized" based on regulatory minimum capital requirements.  During the six month period ended June 30, 2007, the Company infused $1 million in capital from the parent to the subsidiary to maintain well-capitalized status at the Bank.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios (%)	7.26	7.37	4.00
Risk-based capital ratios (%):
Tier I capital	8.53	8.84	4.00
Total capital	9.76	10.07	8.00

Anticipated future earnings will continue to replenish capital and maintain capital ratios at satisfactory levels.  From time to time, the Company may use capital infusions from the parent to maintain adequate capital.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of June 30, 2007 is as follows:

Commitments to extend credit	$37,350,000
Letters of Credit	581,000
$37,931,000

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

At June 30, 2007, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to approximately $41 million on this line.  At June 30, 2007, we had $39.4 million outstanding on this line.  During July 2007, we have pledged more collateral to the FHLB and increased our borrowing power with them.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $36.7 million for the six month period ended June 30, 2007.  Net loans grew approximately $21.2 million, and investments grew approximately $5.2 million. Fixed assets decreased $243,000 with disposals of obsolete equipment and regular depreciation partially offset by purchases of equipment.   Deposits grew approximately $30.5 million, and borrowings increased $5.5 million.  Federal funds sold increased $2.4 million as the bank had excess funds from the deposit growth.  These funds will either move into higher earning assets or be used to pay off maturing debt as the year moves forward.  Net income of approximately $1.26 million offset by an increase in accumulated comprehensive loss of $233,000  provided the bulk of a $1.05 million increase in capital.  The unrealized loss on investments booked to capital per FASB 115 decreased approximately $233,000 as a result of treasury curve activity during the last week of June.  These market values have begun a correction in July 2007.  Management does not anticipate any sales of investments, which would result in realizing these losses.

Results of Operations For The Three Months Ended June 30, 2007 and 2006.

Net income of approximately $707,000 for the three months ended June 30, 2007 represents an increase of approximately $208,000, or 41.7%, when compared to the same period last year.  Net interest income performs well as we are able to maintain our interest spread.  Noninterest income has shown strong improvement in service charges, and several noninterest expenses have been recovered.

Interest income increased approximately $1.07 million for the period ended June 30, 2007 over the period ended June 30, 2006.  Loan interest income continued to perform strongly.  Interest earned on Federal funds sold increased $25,000 because of more instances of excess funds during the quarter.  Total investment income increased $67,000 for the three month period ended June 30, 2007 as compared to the same period in 2006.  The Bank increased its average investment portfolio by approximately $4.4 million.  These additions carried higher earnings rates than those available during 2006.  Average earning assets for 2007 increased $42.3 million between the two periods.  Yields on earning assets increased 31 basis points between the two periods as well.

Interest expense increased $739,000 for the three month period ended June 30, 2007 when compared to the same period in 2006.  Deposit expense increased $546,000, and borrowing expense increased $193,000.  Deposit volumes are much higher than in 2006.  The Bank experienced growth in low interest deposit categories.  Time deposit costs are at acceptable levels.  The Bank added external funding at prices more favorable than market rates to provide additional lendable funds.  Net interest income increased $331,000 for the second quarter of 2007 when compared to the second quarter of 2006.

The provision for loan losses during the quarter ended June 30, 2007 was $204,000, compared to $90,000 for the quarter ended June 30, 2006.  Charge offs have begun to increase as the economic environment affects our customer base.  However, we have been monitoring our loan portfolio for weakness and have determined that while the risk may be higher than our historical levels, it is still manageable.  Recoveries on our charged off portfolio have also increased.  The current provision also reflects the strong loan growth we have experienced during the second quarter of 2007.

Other income increased $161,000 for the second quarter of 2007 when compared to the second quarter of 2006.  Fees earned on deposit accounts increased $64,000 between the two quarters.  Other operating income increased $113,000 during the quarter ended June 30, 2007 when compared to the same quarter last year.  The bank recorded gains of $29,000 on the sale of foreclosed property during the quarter, compared with losses on sales of $14,000 the previous year.  Brokerage commissions of the sale of investment products has also increased substantially between the two periods.  Mortgage fee origination decreased $16,000 between the two quarters. While mortgage originations have not been as high in 2007 as they were the first quarter of 2006, mortgage fee income is meeting Management's 2007 expectations.

Other expenses increased $79,000 for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  Personnel expense increased $121,000 as the bank added both business producers and support staff in the last several months.  Occupancy expense increased $25,000 for the quarter ended June 30, 2007 as compared to the same period in 2006.  The Bank has implemented new technology initiatives, such as remote deposit capture, branch item capture, and an improved website.   These costs are justified by the increased business volumes and a desire to be the technology banking leader among our competition.  Other operating expenses decreased $67,000.  As the Bank has worked though several large nonaccrual loan resolutions, we have recouped expenses incurred in late 2006.  Therefore, several loan related expense categories have decreased substantially.

Tax expense for the three month period was provided at an effective rate of 34% and 35% for 2007 and 2006, respectively.

Results of Operations For The Six Months Ended June 30, 2007 and 2006.

Net income of approximately $1.26 million for the year to date period ended June 30, 2007 represents an increase of approximately $319,000, or 34.1%, when compared to the same period last year.  Net interest income continues to grow as a result of increase business volumes and strong loan yields.  Noninterest income, particularly service charge income and brokerage commission, are substantially stronger as of June 30, 2007 as compared to June 30, 2006.  Noninterest expense is within acceptable parameters for the year to date period as well.

Interest income increased $2.24 million for the year to date period ended June 30, 2007 when compared to the same period in 2006.  Loan income increased $2.09 million during this period.  For the six month period ended June 30, 2007 as compared to the same period in 2006, yields on loans increased 56 basis points and average loan volumes increased $34.5 million.  Investment income increased $82,000 as the Bank has increased its average investment portfolio by $2.5 million.  Some of these additions carry yields as high as 6.00%, substantially higher than investments added during 2006.  Interest on Federal funds sold increased $59,000.  Average Federal funds sold for the year to date period ended June 30, 2007 was $2.24 million higher than average balances for the six month period ended June 30, 2006.

Interest expense increased $1.47 million for the year to date period ended June 30, 2007 when compared to the same period in 2006.  Interest paid on deposits increased $1.15 million, a result of both strong deposit growth and higher market rates due to competitive pressures.  Interest on borrowings increased $318,000, as the Bank put more external funds into service.  These funds have a primary purpose of addressing any funding shortfalls of the deposit portfolio.  However, Management was able to obtain funding at rates substantially lower than what would have been needed to attract large volumes of in-market time deposits.

The provision for loan losses increased $167,000 for the year to date period ended June 30, 2007 as compared to the same period in 2006.  During the second quarter, some weakness in the loan portfolio resulted in increased charge offs and foreclosed property balances.  However, management maintains that the current levels are acceptable given our loss history compared to that of our peer banks.  Increased loan production has also warranted a higher loss provision from earnings.

Other income increased $231,000 for the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006.  Service charges have increased approximately $120,000 between the two periods.  The number of non-maturity deposit balances have increased between the two periods, resulting in more service charge opportunity.  Gains on the sale of foreclosed assets have increased $48,000 and brokerage commissions have increased $58,000 between the two periods.  Mortgage fee income decreased $26,000 for the first six months of 2007 as compared to the first six months of 2006.  The current rate environment and housing issues prevalent in the market are not favorable for increased mortgage activity.

Other expenses increased $353,000 for the year to date period ended June 30, 2007 as compared to the year to date period ended June 30, 2006.  Salary and employee benefits increased $367,000, primarily in new hires.  Other personnel expenses have remained relatively stable.  Occupancy expense increased $62,000 between the two periods.  Year to date June 30, 2007 occupancy expense reflects the operating costs associated with our Calhoun office.  This office opened in August 2006; therefore its total costs are not reflected in June 2006 year to date numbers.  Other expense decreased $76,000.  Loan related expenses decreased $123,000 as the bank recovered expenses associated with various nonaccrual loans and foreclosed properties.  Other miscellaneous expenses posted modest increases for the period.

Tax expense for the three month period was provided at an effective rate of 34% for 2007 and 2006, respectively.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses.  The allowance percentage determined is based upon the historical loss experience of each loan category and other factors such as concentrations, past due loan volumes, and changes in the competitive environment.  Further, we allocate a reserve for the loan portfolio in general based on industry standards.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.  While there is a minimum reserve established for each grade, through the analysis process a reserve can exceed this minimum due to inadequate collateral coverage, insufficient cash flow or other credit enhancements on a problem loan.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of its riskier loans in the portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

Allowance for Loan Losses (continued)

	June 30,
	2007	2006
(in $000s)
Average amount of loans outstanding	$234,634	$193,951

Balance of allowance for loan losses
at beginning of period	2,791	2,445

Loans charged off
Commercial and financial	28	1
Real estate mortgage	29	-
Installment	72	29
Total charge offs	129	30

Loans recovered
Commercial and financial	9	-
Real estate mortgage	17	-
Installment	24	10
Total recoveries	50	10

Net charge-offs	79	20
Additions to allowance charged
to operating expense during period	358	191

Balance of allowance for loan losses
at end of period	$3,070	$2,616

Ratio of net loans charged off during
the period to average loans outstanding	0.03%	0.01%

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

Nonaccrual loans at June 30, 2007 were $206,000, compared to $2,920,000 at June 30, 2006.  During 2006, the Bank had three large loans in nonaccrual status.  Beginning in the first quarter of 2007, these loans moved from the loan portfolio, either through payoffs or foreclosure.  No losses have been incurred in the dispositions, and management does not foresee any significant losses.

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

Nonperforming Loans (continued)

Information with respect to nonperforming loans is as follows:

	June 30,
	2007	2006

Nonperforming assets:
Nonaccrual loans	$206	$2,920
Restructured loans	0	219
Other real estate owned	2,963	0
Total nonperforming loans	3,169	3,139

Potential problem loans:
Loans 90 days or more past due and still accruing	156	153
Total nonperforming and potential problem loans	$3,325	$3,292

Nonperforming assets and potential problem loans to total loans and other real estate	1.34%	1.60%
Reserve for loan losses to nonperforming assets and potential problem loans	92.32%	79.47%

Interest at contracted rates (a)	7	305
Interest recorded as income	0	0
Reduction of Interest Income for period	7	305

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on May 16, 2007.  Class III directors were up for election at the meeting to serve terms for three years.

Set forth below is the number and percentage of total votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Sam R. McCleskey	# of Shares	% Voted

For	639,993	99.57%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	2,750	0.43%
TOTAL	642,743

Stephen A. Taylor

For	641,143	99.75%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	1,600	0.25%
TOTAL	642,743

B. Don Temples

For	641,643	99.83%
Against	0	0.00%
Abstained	0	0.00%
Not Voted	1,100	0.17%
TOTAL	642,743

ITEM 6.   EXHIBITS AND REPORTS

(a)   Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.
(Registrant)

DATE:  August 10, 2007

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 10, 2007

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

DATE:  August 10, 2007

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

DATE:  August 10, 2007

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  August 10, 2007

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)