Form 10QSB
period 2007-09-30
UNITY HOLDINGS INC
filed 2007-11-08
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2007: 990,030; $0.01 par value.

Transitional Small Business Disclosure Format       Yes ___      No X

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 - Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6 - Exhibits and Reports	16

	signatures	17

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	9/30/2007	12/31/2006
ASSETS	(Unaudited)
Cash and due from banks	$5,385,745	$4,972,107
Interest-bearing deposits in banks	480,459	247,787
Federal funds sold	6,753,000	-
Securities available-for-sale, at fair value	24,860,097	19,815,125
Restricted equity securities, at cost	2,287,578	2,539,778
Loans	248,049,441	224,117,346
Less allowance for loan losses	3,126,428	2,791,343
Loans, net	244,923,013	221,326,003
Premises and equipment	11,503,013	11,813,161
Other assets	11,603,739	5,858,825
TOTAL ASSETS	$307,796,644	$266,572,786

LIABILITIES
Deposits
Noninterest-bearing	$17,657,089	$17,004,652
Interest-bearing	236,299,517	192,478,878
Total deposits	253,956,606	209,483,530
Other borrowings	28,200,000	33,850,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	2,355,213	2,042,080
Total liabilities	287,604,819	248,468,610

Commitments and contingencies
Redeemable common stock held by KSOP	506,046	506,046

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized; 990,030 issued and outstanding, respectively	9,900	9,900
Capital surplus	10,200,350	10,166,421
Retained earnings	9,529,959	7,496,033
Accumulated other comprehensive loss	(54,430)	(74,224)
Total stockholders' equity	19,685,779	17,598,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307,796,644	$266,572,786

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans	$5,499,094	$4,612,978	$15,928,853	$12,955,737
Taxable securities	278,789	226,600	729,618	603,250
Nontaxable securities	64,925	59,642	192,513	178,925
Federal funds sold	53,001	10,780	141,302	39,818
Deposits in banks	30,016	2,679	42,230	5,858
Total interest income	5,925,825	4,912,679	17,034,516	13,783,588
Interest expense
Deposits	2,687,197	1,998,450	7,292,922	5,451,613
Other borrowings	511,323	382,133	1,435,833	988,617
Total interest expense	3,198,520	2,380,583	8,728,755	6,440,230
Net interest income	2,727,305	2,532,096	8,305,761	7,343,358
Provision for loan losses	125,000	93,000	482,776	283,500
Net interest income after
provision for loan losses	2,602,305	2,439,096	7,822,985	7,059,858

Other income
Service charges on deposit accounts	296,652	226,813	838,678	648,881
Mortgage Loan Fees	82,821	144,531	310,950	398,977
Other operating income	253,213	23,377	426,041	58,965
Total other income	632,686	394,721	1,575,669	1,106,823
Other expenses
Salaries and employee benefits	1,185,683	1,101,494	3,727,222	3,275,726
Equipment and occupancy expenses	283,842	296,757	859,111	810,002
Loss on sale of investments	-	21,423	-	21,423
Other operating expenses	579,565	646,751	1,723,673	1,866,885
Total other expenses	2,049,090	2,066,425	6,310,006	5,974,036

Income before income taxes	1,185,901	767,392	3,088,648	2,192,645
Income tax expense	407,526	244,794	1,054,722	733,612
Net income	$778,375	$522,598	$2,033,926	$1,459,033

Basic earnings per share	$0.79	$0.53	$2.05	$1.47
Diluted earnings per share	$0.69	$0.47	$1.81	$1.31
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$778,375	$522,598	$2,033,926	$1,459,033

Other comprehensive income:
Unrealized gains on securities
available-for-sale arising during period,
net of tax	252,509	187,960	19,794	37,667

Reclassification of adjustments for gains
realized in net income, net of tax	-	(14,589)	-	14,255
Comprehensive income	$1,030,884	$695,969	$2,053,720	$1,510,955

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,033,926	$1,459,033
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	384,268	387,940
Provision for loan losses	482,776	283,500
Loss on sale of securities available-for-sale	-	(21,423)
Gain on disposal of equipment	(20,500)	-
Gain on sale of other real estate	(205,773)	-
Increase in interest receivable	(502,797)	(334,912)
Increase in interest payable	164,822	138,965
Stock compensation expense	33,929	-
Net other operating activities	66,495	438,995
Net cash provided by operating activities	2,437,146	2,352,098

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(232,672)	(1,519,932)
Purchases of securities available-for-sale	(5,799,688)	(2,748,094)
Proceeds from sales of securities available-for-sale	-	1,478,125
Proceeds from maturities of securities available-for-sale	774,919	665,975
(Purchase) redemption of restricted equity securities	252,200	(162,200)
Net (increase) decrease in federal funds sold	(6,753,000)	679,000
Net increase in loans	(28,023,533)	(20,085,009)
Proceeds from sale of other real estate	2,219,311	-
Purchase of cash value life insurance	(3,200,000)	-
Purchase of premises and equipment	(84,121)	(2,660,969)
Net cash used in investing activities	(40,846,584)	(24,353,104)

FINANCING ACTIVITIES
Net increase in deposits	44,473,076	20,979,041
Proceeds from other borrowings	19,350,000	21,750,000
Repayments of other borrowings	(25,000,000)	(19,650,000)
Purchase of common stock	-	(1,144,711)
Proceeds from sale of common stock	-	355,088
Proceeds from exercise of stock options	-	62,000
Net cash provided by financing activities	38,823,076	22,351,418

Net increase in cash and due from banks	413,638	350,412
Cash and due from banks at beginning of period	4,972,107	3,765,256
Cash and due from banks at end of period	$5,385,745	$4,115,668

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$8,563,933	$6,301,265
Income taxes	$1,423,026	$937,588

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$3,943,747	$471,136

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company has an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB.  At September 30, 2007, the Company had available 115,046 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the nine months ended September 30, 2007 and 2006.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At September 30, there was approximately $30,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years.

The following table represents stock option activity for the nine months ended September 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	-	-
Exercised	-	-
Terminated	-	-
Options outstanding, end of period	82,960	13.60	3.3 years

Exercisable, end of period	78,960	$13.25	3.1 years

Aggregate intrinsic value of total outstanding options		$1,360,200

Aggregate intrinsic value of exercisable options		$1,322,200

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	990,030	990,030	990,030	994,048

Net income	$778,375	$522,598	$2,033,926	$1,459,033
Basic earnings per share	$0.79	$0.53	$2.05	$1.47

Diluted Earnings Per Share:
Weighted average common shares outstanding	990,030	990,030	990,030	994,048
Dilutive Effect	137,669	121,682	132,042	122,127
Weighted average common shares outstanding-after dilutive effect	1,127,699	1,111,712	1,122,072	1,116,175

Net income	$778,375	$522,598	$2,033,926	$1,459,033
Diluted earnings per share	$0.69	$0.47	$1.81	$1.31

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2007, earning assets grew $35.7 million, primarily in the loan portfolio.  The Company grew $44.5 million in deposits during the same period.  Because of strong deposit growth, the Bank decreased its borrowings by $5.6 million.  The end of the quarter saw liquidity pressures decline as loan demand tapered off.  As of September 30, 2007 our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of September 30, 2007 were $18.6 million, compared to $14.3 million as of September 30, 2006.   At September 30, 2007, Federal Home Loan Bank ("FHLB") borrowings amounted to $28.2 million, down from the $31.4 million reported for September 30, 2006.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   We also have a line of credit with a correspondent bank for $4 million at the parent level to use in capital replenishment.  As of September 30, 2007, we had approximately $250,000 outstanding on the line of credit.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At September 30, 2007, the Company was "well capitalized" based on regulatory minimum capital requirements.  During the nine month period ended September 30, 2007, the Company infused $1.3 million in capital from the parent to the subsidiary to maintain well-capitalized status at the Bank.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement

Leverage capital ratios (%)	7.44	7.48	4.00
Risk-based capital ratios (%):
Tier I capital	8.99	9.19	4.00
Total capital	10.22	10.42	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of September 30, 2007 is as follows:

Commitments to extend credit	$35,720,000
Letters of credit	782,000
$36,502,000

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

At September 30, 2007, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We have a line of credit with the FHLB equal to 1% of total assets.  According to our pledged collateral for the line, we can borrow up to approximately $69.2 million on this line.  At September 30, 2007, we had approximately $28 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $41.2 million for the nine month period ended September 30, 2007.  Net loans grew approximately $23.6 million.  Investments grew approximately $5.0 million, and Fed funds sold increased $6.8 million.  Other increases include a $3.2 million purchase of bank-owned life insurance and increases in other real estate of approximately $2.0 million.  Fixed assets decreased $310,000 with disposals of obsolete equipment and regular depreciation partially offset by purchases of equipment.   Deposits grew approximately $44.5 million, allowing the Company to pay off debt and decrease borrowings by approximately $5.6 million.  Net income of approximately $2.0 million provided the bulk of a $2.1 million increase in capital.

Results of Operations For The Three Months Ended September 30, 2007 and 2006.

Net income of approximately $778,000 for the three months ended September 30, 2007 represents an increase of approximately $256,000, or 48.9%, when compared to the same period last year.  Net interest income performs well as we are able to maintain our interest spread.  Noninterest income has shown strong improvement in service charges, and several noninterest expenses have been recovered.

Interest income increased approximately $1.01 million for the period ended September 30, 2007 over the period ended September 30, 2006.  Loan volume and strong loan yields accounted for an increase in interest income on loans of $886,000 for the quarter ended September 30, 2007 over the same period in 2006.  Total investment income increased $57,000 and interest on Fed funds sold increased $42,000 for the three month period ended September 30, 2007 as compared to the three month period ended September 30,2006.  Interest on deposits held in other banks increased $27,000.  Increased deposit balances have required Management to deploy the funds in areas other than the loan portfolio.  These funds have been invested in good yielding high quality bonds, allowed to flow through our Fed funds accounts, or used to pay off debt at maturity.  Yields remained strong for the third quarter.  However, margin compression will be a factor in the coming months as loan pricing adjusts to the new market rates.

Interest expense increased $818,000 for the three month period ended September 30, 2007 when compared to the same period in 2006.  Deposit expense increased $689,000, and borrowing expense increased $129,000.  Deposit volumes are much higher than in 2006.  The Bank experienced growth in low interest deposit categories.  Time deposit costs are at acceptable levels.  The Bank paid off external debt at maturity with excess funds rather than renew these funds at much higher rates.  Net interest income increased $195,000 for the third quarter of 2007 when compared to the third quarter of 2006.

The provision for loan losses during the quarter ended September 30, 2007 was $125,000, compared to $93,000 for the quarter ended September 30, 2006.  Charge offs have begun to increase as the economic environment affects our customer base.  However, we have been monitoring our loan portfolio for weakness and have determined that while the risk may be higher than our historical levels, it is still manageable.  Recoveries on our charged off portfolio have also increased.  The provision for the third quarter reflects increased loan volumes experienced during the first two months of the quarter; loan demand began to slow during the month of September.  The increased provision is not solely a result of credit quality weakness.

Other income increased $259,000 for the third quarter of 2007 when compared to the third quarter of 2006.  Fees earned on deposit accounts increased $70,000 between the two quarters.  Other operating income increased $230,000 during the quarter ended September 30, 2007 when compared to the same quarter last year.  The bank recorded gains of $170,000 on the sale of foreclosed property during the quarter, compared with no activity the previous year.  Brokerage commissions of the sale of investment products increased $46,000 for the quarter ended September 30, 2007 when compared with the same quarter in 2006.  The Company has added investment brokers to this business segment and had devoted more resources to this function, which has yielded substantially better results.  Mortgage fee origination decreased $62,000 between the two quarters. While mortgage originations have not been as high in 2007 as they were the third quarter of 2006, mortgage fee income is adequate considering the deflated mortgage market.

Other expenses remained relatively flat between the quarters.  Personnel expense increased $84,000 as the bank added both business producers and support staff in the last several months.  Occupancy expense decreased $13,000 for the quarter ended September 30, 2007 as compared to the same period in 2006.  Other operating expenses decreased $67,000.  As the Bank has worked though several large nonaccrual loan resolutions, we have recouped expenses incurred in late 2006.  Therefore, several loan related expense categories have decreased substantially.

Tax expense for the three month period was provided at an effective rate of 34% and 32% for 2007 and 2006, respectively.

Results of Operations For The Nine Months Ended  September 30, 2007 and 2006.

Net income of approximately $2.03 million for the year to date period ended September 30, 2007 represents an increase of approximately $575,000, or 39.4%, when compared to the same period last year.  Net interest income continues to grow as a result of increased business volumes and strong loan yields.  Noninterest income, particularly service charge income and brokerage commission, is substantially stronger as of September 30, 2007 as compared to September 30, 2006.  Noninterest expense is within acceptable parameters for the year to date period as well.

Interest income increased approximately $3.3 million for the year to date period ended September 30, 2007 when compared to the same period in 2006.  Loan income increased $2.9 million during this period.  For the nine month period ended September 30, 2007 as compared to the same period in 2006, yields on loans increased 49 basis points and average loan volumes increased $36.5 million.  Investment income increased $140,000 as the Bank has increased its average investment portfolio by $3.1 million.  Some of these additions carry yields as high as 6.00%, substantially higher than investments added during 2006.  Interest on Federal funds sold increased $102,000.  Average Federal funds sold for the year to date period ended September 30, 2007 was $2.6 million higher than average balances for the nine month period ended September 30, 2006.

Interest expense increased $2.3 million for the year to date period ended September 30, 2007 when compared to the same period in 2006.  Interest paid on deposits increased $1.8 million, a result of both strong deposit growth and higher market rates due to competitive pressures.  Interest on borrowings increased $447,000, as the Bank put more external funds into service earlier in the year.  Most maturing debt instruments since June 2007 have been paid off.  Management was able to obtain funding at rates substantially lower than what would have been needed to attract large volumes of in-market time deposits.

The provision for loan losses increased $199,000 for the year to date period ended September 30, 2007 as compared to the same period in 2006.  During the third quarter, some weakness in the loan portfolio resulted in increased charge offs and foreclosed property balances.  However, Management maintains that the current levels are acceptable given our loss history compared to that of our peer banks.  The Bank has a much smaller exposure in the residential lending and construction market, Therefore, our loan portfolio maintains its credit quality, and large provisions from earnings to the reserve are not warranted.  Increased loan production has also warranted a higher loss provision from earnings.

Other income increased $490,000 for the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006.  Service charges have increased approximately $190,000 between the two periods.  The number of non-maturity deposits have increased between the two periods, resulting in more service charge opportunity.  Gains on the sale of foreclosed assets have increased $219,000 and brokerage commissions have increased $104,000 between the two periods.  Mortgage fee income decreased $88,000 for year to date 2007 as compared to year to date 2006.  The current rate environment and housing issues prevalent in the market are not favorable for increased mortgage activity.

Other expenses increased $357,000 for the year to date period ended September 30, 2007 as compared to the year to date period ended September 30, 2006.  Salary and employee benefits increased $451,000, primarily in new hires.  Other personnel expenses have remained relatively stable.  Occupancy expense increased $49,000 between the two periods.  Year to date September 30, 2007 occupancy expense reflects the operating costs associated with our Calhoun office.  This office opened in August 2006; therefore its total operational costs are not reflected in September 2006 year to date numbers.  Other expense decreased $143,000.  Loan related expenses decreased $192,000 as the bank recovered expenses associated with various nonaccrual loans and foreclosed properties.  Other miscellaneous expenses posted modest increases for the period.

Tax expense for the nine month period was provided at an effective rate of 34% and 33% for 2007 and 2006, respectively.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by allocating a reserve based on a rolling 13 month average of historical charge offs.  This reserve is applied by loan type, excluding highly graded loans and those for which a specific reserve is maintained.  Classified and impaired loans may require a specific reserve based on the facts surrounding the loan, including but not limited to inadequate collateral coverage, insufficient cash flow or other credit quality issues.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  A general reserve is established for the entire loan portfolio based on historical charge offs, industry standards, and the current economic environment.  The general reserve allows for conditions that may arise that do not occur frequently or for which a specific reserve is not present.

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

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	September 30,
	2007	2006
(in $000s)
Average amount of loans outstanding	$240,273	$203,713

Balance of allowance for loan losses
at beginning of period	2,791	2,445

Loans charged off
Commercial and financial	41	7
Real estate mortgage	72	-
Installment	100	56
Total charge offs	213	63

Loans recovered
Commercial and financial	15	-
Real estate mortgage	16	-
Installment	34	22
Total recoveries	65	22

Net charge-offs	148	41
Additions to allowance charged
to operating expense during period	483	284

Balance of allowance for loan losses
at end of period	$3,126	$2,688

Ratio of net loans charged off during
the period to average loans outstanding	0.06%	0.02%

 Nonperforming Loans

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful due to factors such as (1) a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Nonaccrual loans at September 30, 2007 were $2,921,000, compared to $4,087,000 at September 30, 2006.  During 2006, the Bank had three large loans in nonaccrual status.  Beginning in the first quarter of 2007, these loans moved from the loan portfolio, either through payoffs or foreclosure.  No losses were incurred in the dispositions.  Other real estate owned balances have increased as a result of credit weakness brought on by the housing slow down.  Management is actively marketing these properties, and the Company does not have an inordinate exposure in construction lending.

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

	September 30,
	2007	2006

Nonperforming assets:
Nonaccrual loans	$2,921	$4,087
Restructured loans	-	-
Other real estate owned	2,092	471
Total nonperforming loans	5,013	4,558

Potential problem loans:
Loans 90 days or more past due and still accruing	129	379
Total nonperforming and potential problem loans	$5,142	$4,937

Nonperforming assets and potential problem loans to total loans and other real estate	2.06%	2.29%
Reserve for loan losses to nonperforming assets and potential problem loans	60.80%	54.44%

Interest at contracted rates (a)	$45	$394
Interest recorded as income	-	-
Reduction of Interest Income for period	$45	$394

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

DATE:  November 8, 2007

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 8, 2007

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

DATE:  November 8, 2007

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

DATE:  November 8, 2007

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  November 8, 2007

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)