Form 10-K
period 2007-12-31
UNITY HOLDINGS INC
filed 2008-03-27
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

Commission File No. 000-25851

UNITY HOLDINGS, INC
(Name of Small Business Issuer in Its Charter)

	Georgia	58-2350609
	(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

	950 Joe Frank Harris Pkwy, S.E.	30121
	Cartersville, Georgia	(Zip Code)
(Address of Principal Executive Offices)
(770) 606-0555
Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes            No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes           No   X

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," in Rule 12b‑2 of the Exchange Act.  (Check one):

Large accelerated filer		Accelerated filer
Smaller reporting company	X	Non-accelerated filer
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act of 1934).
Yes           No   X

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2007:  $23,838,030 (based on the stock price of $30.00 as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 987,557 shares of $.01 par value common stock as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents
			Page Number
PART I

		Forward Looking Statement Disclosure

	Item 1.	Description of Business	3
	Item 1A.	N/A	--
	Item 1B.	N/A	--
	Item 2.	Description of Properties	17
	Item 3.	Legal Proceedings	18
	Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
	Item 6.	N/A	--
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 7A.	N/A	--
	Item 8.	Financial Statements	20
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	20
	Item 9A.	Controls and Procedures	21
	Item 9B.	Other Information	21

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	22
	Item 11.	Executive Compensation	22
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
	Item 13.	Certain Relationships and Related Transactions and Director Independence	22
	Item 14.	Principal Accounting Fees and Services	22

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	23

	Signatures		26

	Index to Exhibits		28

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

Competition

The banking business is highly competitive.  The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our trade areas.  There are currently 19 banking institutions (excluding credit unions) operating 68 offices in the combined Bartow\Floyd\Gordon county market.  These institutions hold approximately $3.3 billion in deposits; the Bank currently holds the 7th largest position in the market for these deposits.  A number of these competitors are well established.  Several de novo branches and new banks have also been established in the market due to its attractiveness.  Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank.  These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not currently provide.  As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2007, the Bank had 83 full-time employees and 8 part-time employees.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  The Company and the Bank are both currently qualified as "well capitalized."  For a more detailed analysis of the Company and Bank's regulatory requirements,  including capital ratios for the current and previous year,  see "Regulatory Matters" in the Notes to Consolidated Financial Statements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and Management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, Management's assessment and the operating effectiveness of these controls.

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

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"), which revises and replaces the banking agencies' 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution's financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution's safety and soundness.

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company's ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Georgia legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

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

Calhoun Office.  In August 2006, the Bank opened a full service facility at 150 W.C. Bryant Parkway in Calhoun, Geo rgia.  The Bank is approximately 4,200 square feet with three drive-in lanes and an ATM lane.

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

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  The Company completed its initial public offering on October 22, 1998.  In the offering, the Company sold a total of 838,711 shares at $10.00 per share.  There has been virtually no market for the Company's common stock since completion of the offering, and the Company does not anticipate a market to develop in the near future.  As of December 31, 2007, there were approximately 1,052 shareholders of record.

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

	High Selling Price	Low Selling Price

2007
First Quarter	$28.00	$26.00
Second Quarter	$30.00	$28.00
Third Quarter	$30.00	$28.00
Fourth Quarter	$30.00	$30.00

2006
First Quarter	$26.00	$26.00
Second Quarter	$26.00	$26.00
Third Quarter	$26.00	$26.00
Fourth Quarter	$26.00	$26.00

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

In December 2007, the Company purchased shares in an unsolicited transaction.  These shares were retired.  The details of the transaction are presented in the table below:

Date	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of plans or programs	(d) Maximum number (or approximated dollar value) of shares (or units) that may yet be purchased under the plans or programs

12/31/2007	2,473	$30	N/A	N/A

Item 7.  Management's Discussion and Analysis or Plan of Operations.

The information required by this item is incorporated by reference to Exhibit 99.1 which contains the consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant and its subsidiaries, contained with this Annual Report on Form 10-K.

Item 8.  Financial Statements.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income - December 31, 2007 and 2006

Consolidated Statements of Comprehensive Income - December 31, 2007 and 2006

Consolidated Statements of Stockholders' Equity - December 31, 2007 and 2006

Consolidated Statements of Cash Flows - December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures.

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

Management's Report on Internal Control over Financial Reporting

The management of Unity Holding, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Unity Holdings, Inc. and subsidiaries has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

Item 10.  Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 15.  Exhibits

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

13.1	Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

21.1	Subsidiaries of the Company.

23.1	Consent of Accountants (incorporated by reference to Exhibit 23.1 of the Registration Statement on Form SB-2, File No. 333-45979).

23.2	Consent of Nelson Mullins Riley & Scarborough, L.L.P. (filed as part of Exhibit 5.1).

24.1	Power of Attorney (part of signature page).

31.1	Certifications of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifications of the Registrant's Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.

Date: March 28, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2008.

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

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this Form 10-K of Unity Holdings, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 28, 2008	/s/ Michael L. McPherson
MICHAEL L.McPHERSON
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Eli D.Mullis, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this Form 10-K of Unity Holdings, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 28, 2008	/s/ Eli D. Mullis
ELI D. MULLIS
Chief Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

Chief Executive Officer

March 28, 2008

ELI D. MULLIS
ELI D. MULLIS

Chief Financial and Accounting Officer

March 28, 2008

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.