Form 10-Q
period 2008-03-31
UNITY HOLDINGS INC
filed 2008-05-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-45979

Unity Holdings, Inc. (Exact name of registrant as specified in its charter)
Georgia (State or other jurisdiction of incorporation or organization)	58-2350609 (IRS Employer Identification No.)
950 Joe Frank Harris Parkway, S.E., Cartersville, Georgia 30121 (Address of principal executive offices)

(770) 606-0555 (Issuer's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," in Rule 12b‑2 of the Exchange Act.  (Check one):

Large accelerated filer		Accelerated filer
Smaller reporting company	X	Non-accelerated filer
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2008:

987,557; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4 - Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6 - Exhibits	17

	signatures	18

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	3/31/2008	12/31/2007
ASSETS	(Unaudited)
Cash and due from banks	$4,369,503	$6,311,833
Interest-bearing deposits in banks	232,488	155,862
Federal funds sold	4,669,000	3,898,000
Securities available for sale	25,742,312	26,669,876
Restricted equity securities, at cost	2,755,778	2,138,278
Loans	254,721,235	243,029,718
Less allowance for loan losses	3,280,588	3,280,508
Loans, net	251,440,647	239,749,210
Premises and equipment	11,319,823	11,416,651
Other assets	13,675,297	11,661,809
TOTAL ASSETS	$314,204,848	$302,001,519

LIABILITIES
Deposits
Noninterest-bearing	$18,513,382	$17,587,778
Interest-bearing	234,926,798	236,795,724
Total deposits	253,440,180	254,383,502
Other borrowings	34,800,000	22,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,828,253	1,468,872
Total liabilities	293,161,433	281,195,374

Commitments and contingencies
Redeemable common stock held by KSOP	662,490	662,490

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
987,557 issued and outstanding.	9,876	9,876
Capital surplus	10,140,670	10,137,494
Retained earnings	10,109,039	9,948,751
Accumulated other comprehensive income	121,340	47,534
Total stockholders' equity	20,380,925	20,143,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$314,204,848	$302,001,519

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Loans	$4,752,845	$5,090,017
Taxable securities	285,185	193,467
Nontaxable securities	64,024	63,461
Federal funds sold	9,002	42,969
Deposits in banks	3,197	2,532
Total interest income	5,114,253	5,392,446
Interest expense
Deposits	2,363,307	2,213,732
Other borrowings	425,260	451,458
Total interest expense	2,788,567	2,665,190
Net interest income	2,325,686	2,727,256
Provision for loan losses	308,000	153,776
Net interest income after
provision for loan losses	2,017,686	2,573,480

Other income
Service charges on deposit accounts	263,697	254,001
Mortgage Loan Fees	60,568	117,736
Other operating income	133,667	47,044
Total other income	457,932	418,781
Other expenses
Salaries and employee benefits	1,220,567	1,237,522
Equipment and occupancy expenses	302,759	293,838
Other operating expenses	708,740	628,671
Total other expenses	2,232,066	2,160,031

Income before income taxes	243,552	832,230
Income tax expense	83,264	283,273
Net income	$160,288	$548,957

Basic earnings per share	$0.16	$0.55
Diluted earnings per share	$0.14	$0.49
Cash dividends per share	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net Income	$160,288	$548,957

Other comprehensive income:
Unrealized gains on securities
available-for-sale arising during period,
net of tax	73,806	21,447

Comprehensive income	$234,094	$570,404

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$160,288	$548,957
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	147,346	153,420
Provision for loan losses	308,000	153,776
Loss (Gain) on disposal of equipment	427	(20,500)
Loss (Gain) on sale of other real estate	5,113	(5,254)
Decrease (Increase) in interest receivable	164,352	(148,913)
Increase in interest payable	12,460	91,098
Stock compensation expense	3,176	11,310
Net other operating activities	129,478	(299,401)
Net cash provided by operating activities	930,640	484,493
INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(76,626)	112,187
Purchases of securities available-for-sale	(5,995,969)	-
Proceeds from maturities of securities available-for-sale	7,034,112	192,866
(Purchase) redemption of restricted equity securities	(617,500)	7,000
Increase in federal funds sold	(771,000)	(7,342,000)
Increase in loans	(14,260,233)	(11,643,173)
Proceeds from sale of other real estate	255,613	241,554
Purchase of premises and equipment	(48,045)	(32,599)
Net cash used in investing activities	(14,479,648)	(18,464,165)
FINANCING ACTIVITIES
Increase (decrease) in deposits	(943,322)	17,873,560
Proceeds from other borrowings	20,250,000	5,300,000
Repayments of other borrowings	(7,700,000)	(5,750,000)
Net cash provided by financing activities	11,606,678	17,423,560

Net increase in cash and due from banks	(1,942,330)	(556,112)
Cash and due from banks at beginning of period	6,311,833	4,972,107
Cash and due from banks at end of period	$4,369,503	$4,415,995
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,776,107	$2,574,092
Income taxes	$313,737	$411,420

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$64,280	$-
Loans transferred to other real estate owned	$2,260,796	$1,554,071

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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company has an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  At March 31, 2008, the Company had available 114,551 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the three months ended March 31, 2008 and 2007.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At March 31, 2008, there was approximately $17,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized during the remainder of 2008.

The following table represents stock option activity for the three months ended March 31, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	-	-
Exercised	-	-
Terminated	-	-
Options outstanding, end of period	82,960	13.60	2.3 years

Exercisable, end of period	80,960	$13.43	2.2 years

Aggregate intrinsic value of total outstanding options		$1,194,280

Aggregate intrinsic value of exercisable options		$1,179,280

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended
	March 31,
	2008	2007
Basic Earnings Per Share:
Weighted average common shares outstanding	987,557	990,030

Net income	$160,288	$548,957
Basic earnings per share	$0.16	$0.55

Diluted Earnings Per Share:
Weighted average common shares outstanding	987,557	990,030
Dilutive Effect	132,037	130,567
Weighted average common shares outstanding-after dilutive effect	1,119,594	1,120,597

Net income	$160,288	$548,957
Diluted earnings per share	$0.14	$0.49

NOTE 4.   CURRENT ACCOUNTING DEVELOPMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  On February 12, 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1  Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2  Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3  Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company's securities are considered to be Level 2 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $6,884,372 as of March 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are market to fair value at the time of foreclosure based on appraisal of the underlying collateral value.  Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses.  At Match 31, 2008, the carrying value of foreclosed assets was $4,381,432.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-K.

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

Liquidity and Capital Resources

During the three month period ended March 31, 2008, earning assets grew $12.2 million, primarily in the loan portfolio.  Deposits decreased $943,000, and other borrowings increased $12.6 million.  The Company had approximately $7.0 million in called bonds during the first quarter of 2008, of which $6.0 million was replaced.  The first quarter saw increased loan demand as market rates fell, while deposits remained flat.  As of March 31, 2008, our liquidity ratio, as determined under guidelines established by regulatory authorities, remained satisfactory.  We will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of March 31, 2008 were approximately $23.0 million, compared to $16.8 million as of March 31, 2007.   At March 31, 2008, Federal Home Loan Bank ("FHLB") borrowings amounted to $34.8 million, compared to $33.4 million reported for March 31, 2007.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   We also have a line of credit with a correspondent bank for $6 million at the parent level to use in capital replenishment.  As of March 31, 2008, we had approximately $618,000 available from the net subordinated debentures and no borrowings outstanding on the line of credit.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At March 31, 2008, the Company was "well capitalized" based on regulatory minimum capital requirements.  During the three month period ended March 31, 2008, the Bank paid an upstream dividend to the Company of $500,000 for use in parent company cash flow and for future capital needs.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Bank Only	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Leverage capital ratios (%)	7.55	7.66	4.00	5.00
Risk-based capital ratios (%):
Tier I capital	8.83	8.84	4.00	6.00
Total capital	10.08	10.09	8.00	10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of March 31, 2008 is as follows:

Commitments to extend credit	$33,372,000
Letters of credit	1,247,000
$34,619,000

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

At March 31, 2008, we had arrangements with three commercial banks for short-term unsecured advances of $4.0 million, $4.5 million, and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $45.6 million on this line.  At March 31, 2008, we had $34.8 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $12.2 million for the three month period ended March 31, 2008.  Net loans grew approximately $11.6 million.  Investments decreased $310,000 due to net calls for the period, and Fed funds sold increased $771,000.  Other real estate owned increased approximately $2.0 million.  Fixed assets decreased $97,000 with disposals of obsolete equipment and regular depreciation partially offset by purchases of equipment.   Deposits decreased approximately $943,000.  Management did not meet the pricing of time deposits in the market, opting instead to absorb the loss of high-cost time deposits with available cash balances.  Net income of approximately $160,000 provided the bulk of a $237,000 increase in capital.  An increase in market value of the investments on hand allowed for an increase of $74,000 in capital as well.

Results of Operations For The Three Months Ended March 31, 2008 and 2007.

Net income of approximately $160,000 for the three months ended March 31, 2008 represents a decrease of $389,000 from the performance of a year ago.  Margin compression and increased loan losses are the primary contributors for the decrease.  Noninterest income is performing well, particularly in brokerage income and additional income on bank-owned life insurance.  Noninterest expense has increased, but not above expected levels.

Interest income decreased approximately $278,000 for the period ended March 31, 2008 when compared to the period ended March 31, 2007.  Loan interest and fee income decreased $337,000 for the first quarter in 2008 when compared to the first quarter of 2007.  This decrease was primarily rate driven, as market rates have dropped significantly between the two periods.  Income on Fed funds sold decreased $34,000 due to a decrease in average balances of $2.1 million over the first quarter of 2008 when compared to the first quarter of 2007.  These funds were used to replace the funding of high cost time deposits and thereby mitigating higher levels of interest expense.  Income on investments increased approximately $92,000, as the average balance in several investment categories was higher for year-to-date 2008 as compared to year-to-date 2007.  Given the recent call experience of the investment portfolio, the level of investment earnings may decrease later in the year.  Given the substantially low rate environment brought on by the weak economy, Management expects interest income to be lower than 2007 levels, despite a possible increase in loan volumes.

Interest expense for the first quarter of 2008 saw an increase of $123,000 over the first quarter of 2007.  Deposit expense increased approximately $150,000 for the quarter.  Interest paid on transaction-based deposit costs decreased $216,000 as the Company repriced its checking accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate continued to reset over the quarter.  The average balances on transaction-based deposits decreased $2.2 million.  Therefore, these funds were replaced - and loan balance increases - were funded with time deposit growth of $27.8 million.  The increase in time deposits resulted in an increase of $368,000 in net interest income between March 31, 2008 and March 31, 2007.  Interest on other borrowings decreased $26,000 for the year-to-date period ended March 31, 2008 when compared to the same period in 2007.  FHLB borrowings carried favorable rates throughout the quarter.  These funds were used instead of brokered CDs in most cases.  Because of the national demand for external funding, the cost of brokered CDs remained virtually unchanged through the first quarter.

The net interest margin for the year to date period ended March 31, 2008 was 3.41%, a 102 basis point drop from the 4.43% posted for the same period in 2007.  Loan interest income and loan fees decreased $337,000.  Loan yields for the quarter ended March 31, 2008 were 7.21%, compared to 8.50% for the same period in 2007.  This decrease of 129 basis points is attributable to the quick repricing nature of our loan portfolio as rates dropped.   The cost of funds has remained more constant, posting a 3.93% cost for year to date 2008 versus 4.15% for year to date 2007.  The cost of time deposits for the first quarter of 2008 was 5.04% compared to 5.02% for the first quarter of 2007.  Money market accounts showed the largest decrease in cost of funds - 102 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $402,000 for the first quarter of 2008 when compared to the first quarter of 2007.

The provision for loan losses during the quarter ended March 31, 2008 was $308,000, compared to $154,000 for the quarter ended March 31, 2007.  Net charge offs for the first quarter of 2008 were $307,000, compared to $18,000 for the first quarter of 2007, as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is strong, and all identified loans have an adequate reserve.  Weaknesses are quickly realized and worked to minimize potential losses.

Other income increased $39,000 for the first quarter of 2008 when compared to the first quarter of 2007.  Income from Unity Financial Services, the Bank's investment representative team, increased $50,000 in 2008 over 2007 levels.  Increased production from each office has resulted in our ability to place customers in non-bank products of their choosing via a third party provider.  Late in 2007, the Bank purchased an additional $3.2 million in bank-owned life insurance.  This purchase results in an increase in cost recovery service of approximately $47,000.  Service charge levels increased approximately $10,000, primarily in NSF fees.  Mortgage fee income decreased $58,000, the result of a turbulent mortgage market and the transfer of a mortgage originator to another department.  The replacement for this originator begins with the bank during the second quarter of 2008.

Other expense increased $72,000 for the quarter ended March 31, 2008 when compared to the quarter ended March 31, 2007.  FDIC deposit insurance costs increased $43,000, as the FDIC's new pricing model began after the first quarter of 2007.  Loan related expenses increased $50,000 in 2008 as compared to 2007.  In the first quarter of 2007, the Bank was able to recoup expenses associated with non-accrual loans.  These cost savings were not present during 2008.  Personnel expense decreased approximately $17,000.  Personnel expense for the first quarter of 2007 included start-up costs for several training and coaching initiatives.

Tax expense for the three month period was provided at an effective rate of 34% for 2008 and 2007, respectively.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by allocating a reserve based on the average of historical charge offs.  This reserve is applied by loan type, excluding highly graded loans and those for which a specific reserve is maintained.  Classified and impaired loans may require a specific reserve based on the facts surrounding the loan, including but not limited to inadequate collateral coverage, insufficient cash flow or other credit quality issues.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  A general reserve is established for the entire loan portfolio based on the current economic environment, loan portfolio volumes and concentrations, industry standards, and recent credit quality experience.  The general reserve allows for conditions that may arise that do not occur frequently or for which a specific reserve is not present.

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  However, the reserves as a percentage of the loan portfolio dropped from 1.35% at December 31, 2007 to 1.29% at March 31, 2008.  At year end, the reserve had additional provisions for identified problems in the loan portfolio.  During the first quarter, the Company incurred losses on these identified loans that were absorbed by the loan loss reserve.  The current reserve reflects the potential of losses in the portfolio at March 31, 2008 given more aggressive impairment testing.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	March 31,
	2008	2007
(in $000s)
Average amount of loans outstanding	$249,401	$229,582

Balance of allowance for loan losses
at beginning of period	3,280	2,791

Loans charged off
Commercial and financial	215	24
Real estate mortgage	79	-
Installment	31	24
Total charge offs	325	48

Loans recovered
Commercial and financial	6	17
Real estate mortgage	2	-
Installment	10	13
Total recoveries	18	30

Net charge-offs	307	18
Additions to allowance charged
to operating expense during period	308	154

Balance of allowance for loan losses
at end of period	$3,281	$2,927

Ratio of net loans charged off during
the period to average loans outstanding	0.12%	0.01%

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

Nonaccrual loans at March 31, 2008 were $4,861,000, compared to $1,561,000 at March 31, 2007.  The Bank's procedure is to act quickly with problem loans and define a work out plan to decrease loss potential.  The Bank has a larger than normal inventory of other real estate that is currently working through the balance sheet.  Management is aggressively marketing these properties to move them off the balance sheet with as low a loss factor as possible.

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

	March 31,
	2008	2007

Nonperforming assets:
Nonaccrual loans	$4,861	1,561
Restructured loans	433	-
Other real estate owned	4,354	1,436
Total nonperforming assets	$9,648	2,997

Potential problem loans:
Loans 90 days or more past due and still accruing	915	883
Total nonperforming and potential problem loans	10,563	3,880

Nonperforming assets and potential problem loans to total loans and other real estate	4.08%	1.65%
Reserve for loan losses to nonperforming assets and potential problem loans	31.06%	75.44%

Interest at contracted rates (a)	$114	62
Interest recorded as income	-	-
Reduction of Interest Income for period	$114	62

(a)	Interest income on nonaccruals that would have beeen recorded, if the loans remained current and in accordance with original terms.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company currently does not engage in any hedging activities.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates are the primary component of net income for a financial institution.  Interest rate risk is inherent in banking and comprised of two major components; the repricing frequency of interest earning assets and interest bearing liabilities.  Management of interest rate risk is done by matching as closely as possible the repricing of assets and liabilities so that fluctuations in interest rates are absorbed on both sides of the balance sheet.  The Company has set up policy parameters for various measurements of repricing risk to govern exposure in this area.

The Company must also manage the risk of different levels of rate change among various banking products.   The Bank conducts income simulation studies to measure the impact of increasing or decreasing rate scenarios for all the interest sensitive components of the balance sheet.  By measuring this exposure over a 12 month period, Management can adjust rate sensitivity and pricing to mitigate this risk.  Policy parameters also manage acceptable levels of exposure in this rate category.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors that could affect internal controls subsequent to the date of this evaluation.

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

DATE:  May 12, 2008

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  May 12, 2008

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATIONS

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-Q of Unity Holdings, Inc.;

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

DATE:  May 12, 2008

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

Exhibit 31.2
CERTIFICATIONS

I, Eli D. Mullis, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this annual report on Form 10-Q of Unity Holdings, Inc.;

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

DATE:  May 12, 2008

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  May 12, 2008

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)