Form 10QSB
period 2008-06-30
UNITY HOLDINGS INC
filed 2008-08-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2008:

987,557; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4 - Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	18

	Item 6 - Exhibits	19

	signatures	20

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	6/30/2008	12/31/2007
ASSETS	(Unaudited)
Cash and due from banks	$5,327,211	$6,311,833
Interest-bearing deposits in banks	41,059	155,862
Federal funds sold	4,309,000	3,898,000
Securities available for sale	27,349,037	26,669,876
Restricted equity securities, at cost	2,826,128	2,138,278
Loans	262,430,182	243,029,718
Less allowance for loan losses	3,516,697	3,280,508
Loans, net	258,913,485	239,749,210
Premises and equipment	11,201,959	11,416,651
Other assets	14,298,580	11,661,809
TOTAL ASSETS	$324,266,459	$302,001,519

LIABILITIES
Deposits
Noninterest-bearing	$15,902,635	$17,587,778
Interest-bearing	244,045,473	236,795,724
Total deposits	259,948,108	254,383,502
Other borrowings	39,100,000	22,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,349,650	1,468,872
Total liabilities	303,490,758	281,195,374

Commitments and contingencies
Redeemable common stock held by KSOP	662,490	662,490

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
987,557 issued and outstanding.	9,876	9,876
Capital surplus	10,143,846	10,137,494
Retained earnings	10,218,797	9,948,751
Accumulated other comprehensive income (loss)	(259,308)	47,534
Total stockholders' equity	20,113,211	20,143,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$324,266,459	$302,001,519

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans	$4,698,580	$5,339,742	$9,451,425	$10,429,759
Taxable securities	306,726	257,362	591,911	450,829
Nontaxable securities	63,981	64,127	128,005	127,588
Federal funds sold	12,395	45,332	21,397	88,301
Deposits in banks	607	9,682	3,804	12,214
Total interest income	5,082,289	5,716,245	10,196,542	11,108,691
Interest expense
Deposits	2,171,434	2,391,993	4,534,741	4,605,725
Other borrowings	439,046	473,052	864,306	924,510
Total interest expense	2,610,480	2,865,045	5,399,047	5,530,235
Net interest income	2,471,809	2,851,200	4,797,495	5,578,456
Provision for loan losses	265,000	204,000	573,000	357,776
Net interest income after
provision for loan losses	2,206,809	2,647,200	4,224,495	5,220,680

Other income
Service charges on deposit accounts	310,559	288,025	574,256	542,026
Mortgage Loan Fees	83,210	110,393	143,778	228,129
Other operating income	4,728	125,784	138,395	172,828
Total other income	398,497	524,202	856,429	942,983
Other expenses
Salaries and employee benefits	1,372,068	1,304,017	2,592,635	2,541,539
Equipment and occupancy expenses	312,053	281,431	614,812	575,269
Other operating expenses	754,606	515,437	1,463,346	1,144,108
Total other expenses	2,438,727	2,100,885	4,670,793	4,260,916

Income before income taxes	166,579	1,070,517	410,131	1,902,747
Income tax expense	56,821	363,923	140,085	647,196
Net income	$109,758	$706,594	$270,046	$1,255,551

Basic earnings per share	$0.11	$0.71	$0.27	$1.27
Diluted earnings per share	$0.10	$0.63	$0.24	$1.12
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$109,758	$706,594	$270,046	$1,255,551

Other comprehensive loss:
Unrealized losses on securities
available-for-sale arising during period,
net of tax	(380,648)	(254,162)	(306,842)	(232,715)

Comprehensive income (loss)	$(270,890)	$452,432	$(36,796)	$1,022,836

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$270,046	$1,255,551
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	293,675	301,437
Provision for loan losses	573,000	357,776
Loss (Gain) on disposal of equipment	427	(20,500)
Loss (Gain) on sale of other real estate	39,702	(34,238)
Decrease (Increase) in interest receivable	200,807	(359,137)
Increase in interest payable	12,460	110,469
Stock compensation expense	6,352	22,619
Net other operating activities	(960,829)	(447,510)
Net cash provided by operating activities	435,640	1,186,467
INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	114,803	(715,552)
Purchases of securities available-for-sale	(15,238,645)	(5,799,688)
Proceeds from maturities of securities available-for-sale	14,659,794	510,605
Purchase of restricted equity securities	(687,850)	(263,000)
Increase in federal funds sold	(411,000)	(2,398,000)
Increase in loans	(22,642,477)	(24,968,932)
Proceeds from sale of other real estate	449,922	660,753
Purchase of cash value life insurance	-	(3,200,000)
Purchase of premises and equipment	(79,415)	(68,226)
Net cash used in investing activities	(23,834,868)	(36,242,040)
FINANCING ACTIVITIES
Increase in deposits	5,564,606	30,463,544
Proceeds from other borrowings	26,750,000	18,300,000
Repayments of other borrowings	(9,900,000)	(12,750,000)
Net cash provided by financing activities	22,414,606	36,013,544

Net increase (decrease) in cash and due from banks	(984,622)	957,971
Cash and due from banks at beginning of period	6,311,833	4,972,107
Cash and due from banks at end of period	$5,327,211	$5,930,078

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$5,386,587	$5,419,766
Income taxes	$557,536	$547,452

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$63,500	$-
Loans transferred to other real estate owned	$2,905,202	$3,453,425
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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company has an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  At June 30, 2008, the Company had available 114,551 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the six months ended June 30, 2008 and 2007.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At June 30, 2008, there was approximately $14,000 of unrecognized compensation cost related to share-based payments.  Approximately $6,300 of this expense is expected to be recognized during the remainder of 2008.

The following table represents stock option activity for the six months ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	-	-
Exercised	-	-
Terminated	-	-
Options outstanding, end of period	82,960	13.60	2.0 years

Exercisable, end of period	80,960	$13.43	2.0 years

Aggregate intrinsic value of total outstanding options		$1,194,280

Aggregate intrinsic value of exercisable options		$1,179,280

NOTE 3.   EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Weighted average common shares outstanding	987,557	990,030	987,557	990,030

Net income	$109,758	$706,594	$270,046	$1,255,551
Basic earnings per share	$0.11	$0.71	$0.27	$1.27

Diluted Earnings Per Share:
Weighted average common shares outstanding	987,557	990,030	987,557	990,030
Dilutive Effect	132,151	132,585	132,094	130,769
Weighted average common shares outstanding-after dilutive effect	1,119,708	1,122,615	1,119,651	1,120,799

Net income	$109,758	$706,594	$270,046	$1,255,551
Diluted earnings per share	$0.10	$0.63	$0.24	$1.12

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

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first half of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $9,177,085 as of June 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are market to fair value at the time of foreclosure based on appraisal of the underlying collateral value.  Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses.  At June 30, 2008, the carrying value of foreclosed assets was $4,766,017.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.

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

Liquidity and Capital Resources

During the six month period ended June 30, 2008, earning assets grew $21.1 million, primarily in the loan portfolio.  Deposits increased $5.6 million, and other borrowings increased $16.8 million.  The Company had approximately $14.7 million in maturities and called bonds during the first half of 2008.  These funds were redeployed back into the investment portfolio to allow us to grow our municipal deposits.  The first quarter saw increased loan demand as market rates fell.  During the second quarter, loan growth decreased due to tighter credit standards and increased pricing.  As of June 30, 2008, our liquidity ratios, as determined under guidelines established by regulatory authorities, remained satisfactory.  We continually monitor liquidity, most recently adding a more detailed analysis of short term liquidity needs.  These needs are adequately covered in Management's opinion by our current borrowing lines.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of June 30, 2008 were approximately $23.6 million, compared to $16.8 million as of June 30, 2007.  Federal Home Loan Bank ("FHLB") borrowings were $37.6 million, down from $39.4 million from last year.  FHLB borrowings were the most favorably priced funding alternative during the second quarter.  However, their new lending classifications, introduced uncertainty into whether or not the FHLB line would be stable.  Their classifications were introduced in July 2008, and we have no restrictions on this line of borrowing at this time.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At June 30, 2008, the Company was "well capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Risk-Based Capital to Risk Weighted Assets
Consolidated	9.89%	N/A	N/A
Bank	10.65%	8.00%	10.00%

Tier 1 Capital to Risk Weighted Assets
Consolidated	8.64%	N/A	N/A
Bank	9.40%	4.00%	6.00%

Tier 1 Capital to Risk Average Assets
Consolidated	7.32%	N/A	N/A
Bank	7.99%	4.00%	5.00%

From time to time, the Company may use capital infusions from the parent to maintain adequate capital.  We have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit with a correspondent bank for $6 million at the parent level to use in capital replenishment.  As of June 30, 2008, we have fully utilized the subordinated debentures and had $1.5 million drawn on our holding company line.  We have approximately $1.8 million in option proceeds due in the second half of 2008, so this money will be available to either pay off debt or maintain capital.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of June 30, 2008 is as follows:

Commitments to extend credit	$26,916,000
Letters of credit	1,179,000
$28,095,000

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

At June 30, 2008, we had arrangements with three commercial banks for short-term unsecured advances of $4.0 million, $4.5 million, and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $43.7 million on this line.  At June 30, 2008, we had $37.6 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $22.3 million for the six month period ended June 30, 2008.  Net loans grew $19.2 million.  Approximately $11.6 million of this growth came in the first quarter; the second quarter saw a slow down in loan balances due to tighter credit standards and higher pricing.  Investments grew $1.4 million.  The Bank replaced over $14 million in matured and called investments over the six month period.  Fed funds sold grew $411,000.  Cash and interest bearing deposits in other banks decreased a total of $1.1 million dollars, as excess cash was used to maintain the investment portfolio.  Cash on hand was also used to absorb some decreases in deposit balances.  Other real estate owned increase approximately $2.4 million.

 Deposits increased $5.6 million for the six month period ended June 30, 2008.  Non-maturity deposits decreased $4.6 million over that period; the increase came in market-based time deposits and wholesale CDs.  The number of transaction-based accounts continued to increase over the period.  However the average balance in those accounts decreased as more customers began to use more of their liquid funds.   Other borrowings increased $16.9 million, with $1.5 million of the increase coming from borrowings on the parent line of credit.  The remaining $15.4 million increase was in FHLB advances.    The bulk of the borrowings came in the first quarter, where the low-cost funds were used to offset the rapid decrease in loan rates.  Capital decreased approximately $30,000, primarily due to a decrease in the market value of our investment portfolio.  These are not "hard dollar" decreases to capital, and by the end of July this decrease in value was substantially lower.  Net income contributed $270,000 to capital replenishment.

Results of Operations For The Three Months Ended June 30, 2008 and 2007.

Net income of approximately $109,000 for the three months ended June 30, 2008 represents a decrease of $597,000 from the performance of a year ago.  Margin compression and increased loan losses are the primary contributors for the decrease.  Non-interest income is near expected levels; service charge income is performing well.  Non-interest expense is also at expected levels.

Interest income decreased approximately $634,000 for the period ended June 30, 2008 when compared to the period ended June 30, 2007.  Loan interest and fee income decreased $641,000 for the second quarter in 2008 when compared to the second quarter of 2007.  This decrease was primarily rate driven, as average balances have grown approximately $20.6 million between the two quarters.  Income on Fed funds sold decreased $33,000 due to a decrease in average balances of $900,000 over the second quarter of 2008 when compared to the second quarter of 2007.  These funds were used to replace high cost time deposits as they matured, thereby mitigating higher levels of interest expense.  Income on investments increased approximately $49,000, as the average balance in several investment categories was higher for year-to-date 2008 as compared to year-to-date 2007.  Given the recent call experience of the investment portfolio, the level of investment earnings may decrease later in the year.  Because of the substantially low rate environment brought on by the weak economy, Management expects interest income to be lower than 2007 levels, despite a possible increase in loan volumes.

Interest expense for the second quarter of 2008 saw a decrease of $255,000 over the second quarter of 2007.  Deposit expense decreased approximately $221,000 for the quarter.  Interest paid on transaction-based deposit costs decreased $475,000 as the Company repriced its checking accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate remained low over the quarter.  The average balances on transaction-based deposits decreased $8.8 million.  Therefore, loan balance increases were funded with a growth in the average balance of time deposits of $32.1 million.  The increase in time deposits resulted in an increase of $252,000 in CD interest expense.  Interest on other borrowings decreased $34,000 for the quarter ended June 30, 2008 when compared to the same period in 2007.  FHLB borrowings carried favorable rates throughout the quarter.  These funds were used instead of brokered CDs in most cases.  Because of the national demand for external funding, the cost of brokered CDs remained virtually unchanged.

The net interest margin for the second quarter was 3.45%, an 88 basis point drop from the 4.33% posted for the same period in 2007.  Loan yields for the quarter ended June 30, 2008 were 7.24%, compared to 8.94% for the same period in 2007.  This decrease of 170 basis points is primarily attributable to the quick repricing nature of our loan portfolio as rates dropped.  Increases in the interest foregone on nonperforming assets also had an affect on the margin.  The cost of funds decreased 68 basis points between the two quarters.    Money market accounts showed the largest decrease in cost of funds - 182 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $379,000 for the second quarter of 2008 when compared to the second quarter of 2007.

The provision for loan losses during the quarter ended June 30, 2008 was $265,000, compared to $204,000 for the quarter ended June 30, 2007.  Net charge offs continued to increase, as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is strong, and all identified loans have an adequate reserve.  Weaknesses are quickly realized and worked to minimize potential losses.

Other income decreased $126,000 for the second quarter of 2008 when compared to the second quarter of 2007.  Losses on the sale of OREO (rather than net gains) increased $174,000 between the two periods.  Service charge levels increased $23,000 for the quarter ended June 30, 2008 as compared to the same quarter in 2007.  ATM fee income increased $9,000 and basic charges on deposit accounts increased $9,000, reflecting the increased usage of liquid funds and the increase in the number of accounts on the books.  Mortgage fee income decreased $27,000, the result of a turbulent mortgage market.  We have added a mortgage originator, which has helped us increase our mortgage activity.

Other expenses increased $338,000 for the second quarter of 2008 when compared to the second quarter of 2007.  Loan related expenses increased $140,000 between the two quarters, attributable to the increase in problem loans.  FDIC insurance costs increased $45,000, as the FDIC's new pricing model began after the first quarter of 2007.  Occupancy expense increased $31,000 for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  The Main Office and the Adairsville Office are our two oldest offices and are getting some work done on their buildings.  Personnel expenses increased $68,000 for the second quarter of 2008.

Tax expense for the three month period was provided at an effective rate of 34% for 2008 and 2007, respectively.

Results of Operations For The Year To Date Periods Ended June 30, 2008 and 2007.

Net income of approximately $270,000 for the six months ended June 30, 2008 represents a decrease of $986,000 from the performance of a year ago.  Margin compression and increased loan losses are the primary contributors for the decrease.  Non-interest income decreased $87,000 due to a slower mortgage demand and losses on the sale of foreclosed real estate. Non-interest expense increased $410,000, due primarily to costs associated with problem loans, but is not more than originally anticipated by Management.

Interest income decreased approximately $912,000 for the period ended June 30, 2008 when compared to the period ended June 30, 2007.  Loan interest and fee income decreased $978,000 for the year to date period ended June 30, 2008 when compared to the same year to date period in 2007.  This decrease was primarily rate driven, as average balances have grown approximately $20.3 million over the 12 month period.  Income on Fed funds sold decreased $67,000 due to a decrease in average balances of $1.5 million over the first six months of 2008 when compared to the first six months of 2007.  These funds were used to replace the funding of high cost time deposits, which mitigated higher levels of interest expense.  Income on investments increased approximately $141,000, as the average balance in several investment categories was higher for year-to-date 2008 as compared to year-to-date 2007.  Given the recent call experience of the investment portfolio, the level of investment earnings may decrease later in the year.  Also, the substantially low rate environment brought on by the weak economy will continue to negatively affect interest income.

Interest expense for the six month period ended June 30, 2008 saw a decrease of $131,000 over the second quarter of 2007.  Deposit expense decreased approximately $71,000 for the year-to-date.  Interest paid on transaction-based deposit costs decreased $691,000 as the Company repriced its checking accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate remained low over the quarter.  The average balances on transaction-based deposits decreased $3.5 million.  Funding for loans came primarily from the time deposit portfolio, which increased approximately $30 million.  The increase in time deposits resulted in an increase of $620,000 in CD interest expense.  Interest on other borrowings decreased $60,000 for the six months ended June 30, 2008 when compared to the same period in 2007.  FHLB borrowing balances remained unchanged from the previous period end.  However, as the advances matured, many were replaced because of their favorable pricing.  Because of the national demand for external funding, the cost of brokered CDs remained virtually unchanged.

The net interest margin for the year to date period ended June 30, 2008 was 3.43%, a 95 basis point drop from the 4.38% posted for the same period in 2007.  Loan yields for the first six months of 2008 were 7.44%, compared to 8.97% for the same period in 2007.  This decrease of 153 basis points is primarily attributable to the quick repricing nature of our loan portfolio as rates dropped.  Increases in the interest foregone on nonperforming assets also had an affect on the margin.  The cost of funds decreased 46 basis points between the two periods.    Money market accounts showed the largest decrease in cost of funds - 142 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $781,000 for the first six months of 2008 when compared to the first six months of 2007.

The provision for loan losses during the year to date period ended June 30, 2008 was $573,000, compared to $358,000 for the year to date period ended June 30, 2007.  Net charge offs continued to increase, as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is strong, and all identified loans have an adequate reserve.  Weaknesses are quickly realized and worked to minimize potential losses.

Other income decreased $87,000 for the first six months of 2008 when compared to the first six months of 2007.  Mortgage origination fee income decreased $84,000 as the housing market continued its downward trend.  Losses on the sale of other real estate increased $184,000.  Cash value increases on our bank-owned life insurance increased $126,000.  In June 2007, we purchased an additional $3.2 million in bank-owned life insurance to offset rising benefits costs.  Service charges increased $32,000 with increased deposit accounts, and brokerage fee income increased $29,000.

Other expenses increased $410,000 for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.  Loan expense increased $190,000 over the period.  In 2007, the Bank recovered expenses associated with two large problem loans that were resolved during the first quarter.  The expenses for 2008 are within Management's expectations at this time considering the economic environment.   Occupancy expense increased $40,000 due to the refurbishment of the Main Office and the Adairsville Office.  An increase in personnel expense of $51,000 for the six months ended June 30, 2008 as compared to the same period in 2007 is the result of standard salary increases.  The Bank is currently not hiring additional staff, opting instead to change the definitions of  job duties of the current staff.

Tax expense for the six month period was provided at an effective rate of 34% for 2008 and 2007, respectively.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by allocating a reserve based on the average of historical charge offs.  This reserve is applied by loan type, excluding highly graded loans and those for which a specific reserve is maintained.  Classified and impaired loans may require a specific reserve based on the facts surrounding the loan, including but not limited to inadequate collateral coverage, insufficient cash flow or other credit quality issues.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  A general reserve is established for the entire loan portfolio based on the current economic and interest rate environments, loan portfolio volumes and concentrations, industry standards, recent credit quality experience, and management experience.  The general reserve allows for conditions that may arise that do not occur frequently or for which a specific reserve is not present.

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  However, the reserves as a percentage of the loan portfolio dropped from 1.35% at December 31, 2007 to 1.34% at June 30, 2008.  At year end, the reserve had additional provisions for identified problems in the loan portfolio.  The reserve as a percentage of assets decreased between the two periods as the Company incurred losses on loans for which there was a specified reserve.  The current reserve reflects the potential of losses in the portfolio at June 30, 2008 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	June 30,
	2008	2007
(in $000s)
Average amount of loans outstanding	$254,823	$234,634

Balance of allowance for loan losses
at beginning of period	3,280	2,791

Loans charged off
Commercial and financial	231	28
Real estate mortgage	79	29
Installment	54	72
Total charge offs	364	129

Loans recovered
Commercial and financial	6	9
Real estate mortgage	3	17
Installment	18	24
Total recoveries	27	50

Net charge-offs	337	79
Additions to allowance charged
to operating expense during period	573	358

Balance of allowance for loan losses
at end of period	$3,516	$3,070

Ratio of net loans charged off during
the period to average loans outstanding	0.13%	0.03%

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

Nonaccrual loans at June 30, 2008 were $5,474,000, compared to $206,000 at June 30, 2007.  At December 31, 2007, nonaccrual loans amounted to $3,145,000.  The Bank's procedure is to act quickly with problem loans and define a work out plan to decrease loss potential.  The Bank has a larger than normal inventory of other real estate that is currently working through the balance sheet.  Management is aggressively marketing these properties to move them off the balance sheet with as low a loss factor as possible.

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

	June 30,		December 31,
	2008	2007	2007

Nonperforming assets:
Nonaccrual loans	$5,474	206	3,145
Restructured loans	432	-	-
Other real estate owned	4,753	2,963	2,338
Total nonperforming assets	$10,659	3,169	5,483

Potential problem loans:
Loans 90 days or more past due and still accruing	4	156	791
Total nonperforming and potential problem loans	10,663	3,325	6,274

Nonperforming assets and potential problem loans to total loans and other real estate	3.99%	1.34%	2.56%
Reserve for loan losses to nonperforming assets and potential problem loans	32.98%	92.32%	52.29%

Interest at contracted rates (a)	$126	7	41
Interest recorded as income	-	-	-
Reduction of Interest Income for period	$126	7	41

(a)	Interest income on nonaccruals that would have beeen recorded, if the loans remained current and in accordance with original terms

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on May 21, 2008.  Class I directors were up for election at the meeting to serve terms for three years.

Set forth below is the number and percentage of total votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Donald D. George	# of Shares	% Voted

For	547,108	99.96%
Against	0	0.00%
Abstained	0	0.00%
Withheld	200	0.04%
TOTAL	547,308

John S. Lewis

For	546,878	99.92%
Against	0	0.00%
Abstained	0	0.00%
Withheld	430	0.08%
TOTAL	547,308

Michael L. McPherson

For	547,108	99.96%
Against	0	0.00%
Abstained	0	0.00%
Withheld	200	0.04%
TOTAL	547,308

ITEM 6.   EXHIBITS AND REPORTS

(a)   Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.
(Registrant)

DATE:  August 11, 2008

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 11, 2008

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

DATE:  August 11, 2008

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

DATE:  August 11, 2008

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  August 11, 2008

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)