Form 10-Q
period 2008-09-30
UNITY HOLDINGS INC
filed 2008-11-13
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of  November 7, 2008:

1,146,331; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income (Loss)	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4 - Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 6 - Exhibits	18

	signatures	19

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	9/30/2008	12/31/2007
ASSETS	(Unaudited)
Cash and due from banks	$3,570,881	$6,311,833
Interest-bearing deposits in banks	54,757	155,862
Federal funds sold	3,049,000	3,898,000
Securities available for sale	25,261,082	26,669,876
Restricted equity securities, at cost	2,882,428	2,138,278
Loans	257,149,616	243,029,718
Less allowance for loan losses	4,064,232	3,280,508
Loans, net	253,085,384	239,749,210
Premises and equipment	11,130,150	11,416,651
Foreclosed assets	7,006,548	2,338,092
Other assets	10,224,185	9,323,717
TOTAL ASSETS	$316,264,415	$302,001,519

LIABILITIES
Deposits
Noninterest-bearing	$19,241,879	$17,587,778
Interest-bearing	231,634,849	236,795,724
Total deposits	250,876,728	254,383,502
Other borrowings	39,100,000	22,250,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,550,217	1,468,872
Total liabilities	294,619,945	281,195,374

Commitments and contingencies
Redeemable common stock held by KSOP	598,780	662,490

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,146,331 issued and outstanding.	11,463	9,876
Capital surplus	11,740,027	10,137,494
Retained earnings	9,325,980	9,948,751
Accumulated other comprehensive income (loss)	(31,780)	47,534
Total stockholders' equity	21,045,690	20,143,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,264,415	$302,001,519

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans	$4,259,591	$5,499,094	$13,711,016	$15,928,853
Taxable securities	268,563	278,789	860,474	729,618
Nontaxable securities	60,237	64,925	188,242	192,513
Federal funds sold	9,554	53,001	30,951	141,302
Deposits in banks	701	30,016	4,505	42,230
Total interest income	4,598,646	5,925,825	14,795,188	17,034,516
Interest expense
Deposits	2,093,014	2,687,197	6,627,755	7,292,922
Other borrowings	472,017	511,323	1,336,323	1,435,833
Total interest expense	2,565,031	3,198,520	7,964,078	8,728,755
Net interest income	2,033,615	2,727,305	6,831,110	8,305,761
Provision for loan losses	2,000,000	125,000	2,573,000	482,776
Net interest income after
provision for loan losses	33,615	2,602,305	4,258,110	7,822,985

Other income
Service charges on deposit accounts	318,808	296,652	893,064	838,678
Mortgage loan fees	78,457	82,821	222,235	310,950
Gain on sale of investments	4,744	-	4,744	-
Gain (loss) on sale of foreclosed assets	(194,649)	170,683	(344,635)	205,773
Other operating income	151,742	82,530	440,123	220,268
Total other income	359,102	632,686	1,215,531	1,575,669
Other expenses
Salaries and employee benefits	1,033,599	1,185,683	3,626,234	3,727,222
Equipment and occupancy expenses	295,131	283,842	909,943	859,111
Other operating expenses	824,262	579,565	2,287,608	1,723,673
Total other expenses	2,152,992	2,049,090	6,823,785	6,310,006

Income (loss) before income taxes	(1,760,275)	1,185,901	(1,350,144)	3,088,648
Income tax expense (benefit)	(823,454)	407,526	(683,369)	1,054,722
Net income (loss)	$(936,821)	$778,375	$(666,775)	$2,033,926

Basic earnings (losses) per share	$(0.90)	$0.79	$(0.66)	$2.05
Diluted earnings (losses) per share	$(0.90)	$0.69	$(0.66)	$1.81
Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (loss)	$(936,821)	$778,375	$(666,775)	$2,033,926

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during period,
net of tax	224,302	252,509	(82,540)	19,794

Reclassification adjustment for gains
realized in net income (loss), net of tax	3,226	0	3,226	0

Comprehensive income (loss)	$(709,293)	$1,030,884	$(746,089)	$2,053,720

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(666,775)	$2,033,926
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	436,750	384,268
Provision for loan losses	2,573,000	482,776
Gain on sale of securities available for sale	(4,744)	-
Loss (Gain) on disposal of equipment	427	(20,500)
Loss (Gain) on sale of other real estate	344,635	(205,773)
Decrease (Increase) in interest receivable	511,754	(502,797)
(Decrease) increase in interest payable	(21,570)	164,822
Stock compensation expense	9,527	33,929
Net other operating activities	(1,495,731)	66,495
Net cash provided by operating activities	1,687,273	2,437,146

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	101,105	(232,672)
Purchases of securities available for sale	(15,739,945)	(5,799,688)
Proceeds from sales of securities available for sale	2,268,731	-
Proceeds from maturities of securities available for sale	14,743,058	774,919
(Purchase) redemption of restricted equity securities	(744,150)	252,200
Decrease (increase) in federal funds sold	849,000	(6,753,000)
Increase in loans	(21,747,234)	(28,023,533)
Proceeds from sale of other real estate	1,054,068	2,219,311
Purchase of cash value life insurance	-	(3,200,000)
Purchase of premises and equipment	(150,676)	(84,121)
Net cash used in investing activities	(19,366,043)	(40,846,584)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(3,506,774)	44,473,076
Proceeds from other borrowings	26,750,000	19,350,000
Repayments of other borrowings	(9,900,000)	(25,000,000)
Proceeds from exercise of stock options	1,594,592	-
Net cash provided by financing activities	14,937,818	38,823,076

Net increase (decrease) in cash and due from banks	(2,740,952)	413,638
Cash and due from banks at beginning of period	6,311,833	4,972,107
Cash and due from banks at end of period	$3,570,881	$5,385,745

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$7,985,648	$8,563,933
Income taxes	$557,536	$1,423,026

NONCASH TRANSACTIONS
Financed sale of other real estate owned	$63,500	$-
Loans transferred to other real estate owned	$5,901,560	$3,943,747

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

The Company has an incentive stock option plan in place, which is described more fully in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  At September 30, 2008, the Company had available 183,311 shares of common stock for issuance to key employees and directors.

There were no stock options granted during the nine months ended September 30, 2008 and 2007.  Therefore, weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant is not presented for those time periods.

At September 30, 2008, there was approximately $11,000 of unrecognized compensation cost related to share-based payments.  Approximately $3,200 of this expense is expected to be recognized during the remainder of 2008.

The following table represents stock option activity for the nine months ended September 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	82,960	$13.60
Granted	-	-
Exercised	(36,960)	10.00
Terminated	-	-
Options outstanding, end of period	46,000	16.50	4.1 years

Exercisable, end of period	44,000	$16.32	4.0 years

Aggregate intrinsic value of total outstanding options		$529,000

Aggregate intrinsic value of exercisable options		$514,000

In 1998 the Company granted 140,000 common stock warrants to its initial directors.  The warrants are exercisable at a price of $10 per share and are fully vested.  During the third quarter of 2008, 122,500 warrants were exercised.  Additional information regarding the warrants can be found in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K. 6

NOTE 3.   EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,039,249	990,030	1,004,913	990,030

Net income (loss)	$(936,821)	$778,375	$(666,775)	$2,033,926
Basic earnings (losses) per share	$(0.90)	$0.79	$(0.66)	$2.05

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,039,249	990,030	1,004,913	990,030
Dilutive Effect	0	137,669	0	132,042
Weighted average common shares outstanding-after dilutive effect	1,039,249	1,127,699	1,004,913	1,122,072

Net income (loss)	$(936,821)	$778,375	$(666,775)	$2,033,926
Diluted earnings (losses) per share	$(0.90)	$0.69	$(0.66)	$1.81

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $26,308,000 as of September 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are market to fair value at the time of foreclosure based on appraisal of the underlying collateral value.  Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses.  At September 30, 2008, the carrying value of foreclosed assets was $7,006,548.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2008, earning assets grew $12.5 million, primarily in the loan portfolio.  The Company had approximately $14.7 million in maturities and called bonds during this period.  The Company also sold $2.3 million in bonds to increase its liquid asset position.  Deposits decreased approximately $3.5 million over the nine month period.  Much of the decrease was attributable to lower average balances in customer accounts rather than deposit accounts leaving the Bank.  Other borrowings increased approximately $16.9 million to compensate for low deposit balances.  Loan production has decreased as the Bank aligns its credit standards and pricing with the current economic environment.  Problem loans have increased, which means we are keeping a larger position in liquid assets.  Time deposit balances have grown as customers are seeking better rates than those of our Prime Rate-based deposit products. As of September 30, 2008, our liquidity ratios, as determined under guidelines established by regulatory authorities, remained satisfactory.  We continually monitor liquidity, most recently adding a more detailed analysis of short term liquidity needs.  These needs are adequately covered in Management's opinion by our current borrowing lines.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of September 30, 2008 were approximately $28.2 million, compared to $18.6 million as of September 30, 2007.  Federal Home Loan Bank ("FHLB") borrowings were $37.6 million, up from approximately $28.0 million from last year.  FHLB borrowings were the most favorably priced funding alternative during the year to date period ended September 30, 2008.  However, their new lending classifications introduced uncertainty into whether or not the FHLB line would be stable.  Their classifications were introduced in July 2008, and we have no restrictions on this line of borrowing at this time.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At September 30, 2008, the Company was "well capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Risk-Based Capital to Risk Weighted Assets
Consolidated	10.29%	N/A	N/A
Bank	10.46%	8.00%	10.00%

Tier 1 Capital to Risk Weighted Assets
Consolidated	9.03%	N/A	N/A
Bank	9.21%	4.00%	6.00%

Tier 1 Capital to Risk Average Assets
Consolidated	7.53%	N/A	N/A
Bank	7.67%	4.00%	5.00%

From time to time, the Company may use capital infusions from the parent to maintain adequate capital.  We have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit for $3.0 million with a correspondent bank to use in capital replenishment.  As of September 30, 2008, we have fully utilized the subordinated debentures and had $1.5 million drawn on our holding company line.  Option proceeds of over $1.5 million were paid to the Company during the third quarter of 2008.  The Company will use these funds to either pay off the borrowings on the parent line or to infuse more capital into the Bank.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of September 30, 2008 is as follows:

Commitments to extend credit	$26,866,000
Letters of credit	521,000
$27,387,000

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

At September 30, 2008, we had arrangements with three commercial banks for short-term unsecured advances of $4.0 million, $4.5 million, and $5.0 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4 million.   We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $43.2 million on this line.  At September 30, 2008, we had $37.6 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets grew $14.3 million for the nine month period ended September 30, 2008.  Gross loans grew $14.1 million.  The Company had loan growth of $11.6 million in the first quarter and $7.6 million in the second quarter.  The third quarter saw a decrease in loans of $5.1 million, as the Bank worked to decrease its exposure in the loan portfolio.  Securities available for sale decreased $1.4 million.  The Bank replaced over $14 million in matured and called investments over the first nine month period, then sold approximately $2 million in the third quarter.  Fed funds sold decreased $849,000, and cash and interest bearing deposits in other banks decreased a total of $2.8 million dollars, as excess cash was used to maintain the investment portfolio.  Cash on hand was also used to absorb some decreases in deposit balances.  Other real estate owned increased approximately $4.6 million as Management worked through its nonperforming loans.

 Deposits decreased $3.5 million for the nine month period ended September 30, 2008.  Non-maturity deposits increased $12.6 million over that period while transaction accounts decreased $14.6 million.  As the economy deteriorated, the Bank saw its customers' deposit balances shrink; the number of accounts showed no sign of customers leaving the bank in large numbers.  The bank offset these smaller fund balances with proceeds from investment maturities, calls, and sales.  Other borrowings also increased approximately $16.9 million, with $1.5 million of the increase coming from borrowings on the parent line of credit.  The remaining $15.4 million increase was in FHLB advances.    The bulk of the borrowings came in the first quarter, where the low-cost funds were used to offset the rapid decrease in loan rates.  Capital increased approximately $902,000 over the nine month period, the result of approximately $1.6 million in proceeds from the exercise of options and warrants.  Retained earnings decreased approximately $623,000 as the Company incurred a net loss of $667,000 over the nine month period.  Decreases in the market value of the Bank's investment portfolio resulted in a charge to capital of approximately $32,000.

Results of Operations For The Three Months Ended September 30, 2008 and 2007.

For the quarter ended September 30, 2008, the Company incurred a net loss of approximately $937,000.  The primary component of the loss was a substantial increase in the provision from earnings to the loan loss reserve.  The Company made a provision of $2 million dollars to the reserve for the quarter ended September 30, 2008, compared to $125,000 for the same quarter in the previous year.  Another significant factor in the net loss is the decrease in margin due to a decrease in loan yields coupled with an increase in non-performing assets.  Non-interest income, excluding losses on foreclosed real estate, is performing adequately, as is non-interest expense.

Interest income decreased approximately $1.3 million for the period ended September 30, 2008 when compared to the period ended September 30, 2007.  Loan interest and fee income decreased $1.2 million for the third quarter in 2008 when compared to the third quarter of 2007.  This decrease was primarily rate driven, as average balances have grown approximately $11.2 million between the two quarters.  However, increased nonaccrual loans have affected the income potential of the loan portfolio.  Income on Fed funds sold decreased $43,000 due to a decrease in average balances of $2.1 million over the third quarter of 2008 when compared to the third quarter of 2007.  These funds were used to replace high cost time deposits as they matured, thereby mitigating higher levels of interest expense.  Income on investments decreased approximately $15,000 for the third quarter of 2008 as compared to the same quarter in 2007.  Several investments either matured or were called through 2008, and those purchased to replace them did not have as favorable a yield.  The portfolio is being allowed to decrease, either through maturities or through sales when needed.  Therefore, investment income will continue to decrease through the remainder of 2008.  Because of the substantially low rate environment brought on by the weak economy, Management expects interest income to be lower than 2007 levels.

Interest expense for the third quarter of 2008 saw a decrease of $633,000 from the third quarter of 2007.  Deposit expense decreased approximately $594,000 for the quarter.  Interest paid on transaction-based deposit costs decreased $547,000 as the Company repriced its checking accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate remained low over the quarter.  The average balances on transaction-based deposits decreased $13.5 million.  Therefore, loan balance increases were funded with a growth in the average balance of time deposits of $19.9 million.  However, CD pricing had decreased, resulting in a decrease in CD interest expense of $47,000 for the three month period ended September 2008 when compared to the same period in 2007.  Interest on other borrowings decreased $39,000 for the quarter ended September 30, 2008 when compared to the same period in 2007.

The net interest margin for the third quarter was 2.84%, a 106 basis point drop from the 3.90% posted for the same period in 2007.  Earning asset yields for the quarter ended June 30, 2008 were 6.22%, compared to 8.26% for the same period in 2007.  This decrease of 204 basis points is primarily attributable to the quick repricing nature of our loan portfolio as rates dropped.  The cost of funds decreased 95 basis points between the two quarters, substantially smaller than the decrease in yields on earning assets.    Money market accounts showed the largest decrease in cost of funds - 179 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $694,000 for the third quarter of 2008 when compared to the third quarter of 2007.

The provision for loan losses during the quarter ended September 30, 2008 was $2 million, compared to $125,000 for the quarter ended September 30, 2007.  Net charge offs continue to increase as the economy further deteriorates.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is strong, and all identified loans have an adequate reserve.  Weaknesses are quickly realized and worked to minimize potential losses.

Other income decreased $274,000 for the third quarter of 2008 when compared to the third quarter of 2007.  Losses on the sale of OREO (rather than net gains) increased $322,000 between the two periods.  Service charge levels increased $22,000 for the quarter ended September 30, 2008 as compared to the same quarter in 2007.  NSF fee income increased $9,000 and ATM fee income increased $7,000, reflecting the increased usage of liquid funds and the increase in the number of accounts on the books.  Brokerage income increased approximately $22,000, as some customers continue to look for yields stronger than time deposits in today's market.  Mortgage fee income remained relatively flat between the two periods, decreasing only $4,000.

Other expenses increased $104,000 for the third quarter of 2008 when compared to the third quarter of 2007.  Loan related expenses increased $134,000 between the two quarters, attributable to the increase in problem loans.  FDIC insurance costs increased $41,000, as the FDIC's new pricing model began after the first quarter of 2007.  Occupancy expense increased $11,000 for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  The Main Office and the Adairsville Office are our two oldest offices and are getting some work done on their buildings.  Personnel expenses decreased $152,000 for the third quarter of 2008 as compared to the third quarter of 2007.  The Bank has discontinued accruals for year end incentives during 2008.

The Company had a tax benefit of 47% for the quarter ended September 30, 2008 compared to a tax expense of 34% for the quarter ended September 30, 2007.  As gross income declines, the portion made up of tax free income - most notably municipal bond interest and bank owned life insurance earnings - becomes a larger percentage of income.  Therefore, the tax benefit is larger because tax free income is incrementally larger.

Results of Operations For The Year To Date Periods Ended September 30, 2008 and 2007.

For the year to date period ended September 30, 2008, the Company incurred a net loss of  approximately $667,000.  The primary component of the loss was a substantial increase in the provision from earnings to the loan loss reserve.  For 2008, the Company has made a provision from earnings to the loan loss reserve of $2.57 million compared to $483,000 for the same period in 2007.  Another significant factor in the net loss is the decrease in margin due to a decrease in loan yields coupled with an increase in non-performing assets.  Non-interest income, excluding losses on foreclosed real estate, is at expected levels, as is non-interest expense.

Interest income decreased approximately $2.24 million for the year to date period ended September 30, 2008 when compared to the year to date period ended September 30, 2007.  Loan interest and fee income decreased $2.22 million for the year to date period ended September 30, 2008 when compared to the same year to date period in 2007.  This decrease was primarily rate driven, as average balances have grown approximately $17.3 million over the 12 month period.  Interest foregone on nonaccrual loans accounted for $299,000 of the reduction as well.  Income on Fed funds sold decreased $110,000 due to a decrease in average balances of $1.7 million over the nine month period ended September 30, 2008 when compared to the same nine month period in 2007.  These funds were used to replace the funding of high cost time deposits, which mitigated higher levels of interest expense.  Income on investments increased approximately $127,000, as the average balance in several investment categories was higher for year-to-date 2008 as compared to year-to-date 2007.  Given the recent call experience of the investment portfolio, the level of investment earnings may decrease later in the year.  Also, the substantially low rate environment brought on by the weak economy will continue to negatively affect interest income.

Interest expense for the nine month period ended September 30, 2008 saw a decrease of $765,000 over the nine month period in 2007.  Deposit expense decreased approximately $665,000 for the year-to-date period.  Interest paid on transaction-based deposit costs decreased $1.24 million as the Company repriced its checking accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate has decreased during 2008.  The average balances on transaction-based deposits decreased $6.82 million.  Funding for loans came primarily from the time deposit portfolio, which increased approximately $26.6 million.  Interest on CDs increased approximately $574,000 for the year to date period ended September 30, 2008 when compared to September 30, 2007.  Interest on other borrowings decreased $99,000 for the nine months ended September 30, 2008 when compared to the same period in 2007.  The cost of FHLB advances decreased - as did overnight borrowing rates - with the decreasing rate environment.

The net interest margin for the year to date period ended September 30, 2008 was 3.23%, a 98 basis point drop from the 4.21% posted for the same period in 2007.  Loan yields for the first nine months of 2008 were 7.10%, compared to 8.87% for the same period in 2007.  This decrease of 177 basis points is primarily attributable to the quick repricing nature of our loan portfolio as rates dropped.  The cost of funds decreased 63 basis points between the two periods, substantially smaller than the decrease in yields on earning assets.    Money market accounts showed the largest decrease in cost of funds - 150 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $1.47 million for the first nine months of 2008 when compared to the first nine months of 2007.

The provision for loan losses during the year to date period ended September 30, 2008 was $2.6 million, compared to $483,000 for the year to date period ended September 30, 2007.  Net charge offs continued to increase, as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is strong, and all identified loans have an adequate reserve.  Weaknesses are quickly realized and worked to minimize potential losses.

Other income decreased $361,000 for the nine month period ended September 30, 2008 when compared to the same nine month period in 2007.    Losses on the sale of foreclosed property of $345,000 for the year to date period in 2008 represents a $550,000 decrease from the gain of $205,000 posted for the same period in 2007.  Mortgage origination fee income decreased $88,000 as the housing market continued its downward trend.  Cash value increases on our bank-owned life insurance increased $174,000.  In June 2007, we purchased an additional $3.2 million in bank-owned life insurance to offset rising benefits costs.  Service charges increased $57,000 in usage fees, such as NSF fees and ATM fees.  Brokerage fee income increased $51,000.

Other expenses increased $514,000 for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007.  Loan expense increased $325,000 over the period.  In 2007, the Bank recovered expenses associated with two large problem loans that were resolved during the first quarter.  The expenses for 2008 are within Management's expectations at this time considering the economic environment.   Occupancy expense increased $51,000 due to the refurbishment of the Main Office and the Adairsville Office.  Personnel expense decreased $101,000 for the nine month period ended September 30, 2008 when compared to the same period in 2007.  The bulk of this change came in the cessation of bonus accruals for 2008.  However, employee salary changes have been moderate.  The Bank has shrunk its staff through attrition during 2008.

The Company had a tax benefit of 51% for the year to date period ended September 30, 2008 compared to a tax expense of 34% for the same period ended September 30, 2007.  As gross income declines, the portion made up of tax free income - most notably municipal bond interest and bank owned life insurance earnings - becomes a larger percentage of income.  Therefore, the tax benefit is larger because tax free income is incrementally larger.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by allocating a reserve based on 12 month historical average of charge offs.  This reserve is applied by loan type, excluding highly graded loans and those for which a specific reserve is maintained.  Classified and impaired loans may require a specific reserve based on the facts surrounding the loan, including but not limited to inadequate collateral coverage, insufficient cash flow or other credit quality issues.  A general reserve is established for the entire loan portfolio, less specific reserves, based on the current economic and interest rate environments, loan portfolio volumes and concentrations, industry standards, recent credit quality experience, and management experience.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  The general reserve allows for conditions that may arise that do not occur frequently or for which a specific reserve is not present.

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  The current reserve as a percentage of the loan portfolio is 1.58% compared to 1.35% at December 31, 2007.  The current reserve reflects the potential of losses in the portfolio at September 30, 2008 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	September 30,
	2008	2007
(in $000s)
Average amount of loans outstanding	$257,449	$240,273

Balance of allowance for loan losses
at beginning of period	3,280	2,791
Loans charged off
Commercial and financial	230	41
Real estate mortgage	1,467	72
Installment	140	100
Total charge offs	1,837	213
Loans recovered
Commercial and financial	6	15
Real estate mortgage	7	16
Installment	35	34
Total recoveries	48	65
Net charge-offs	1,789	148
Additions to allowance charged
to operating expense during period	2,573	483

Balance of allowance for loan losses
at end of period	$4,064	$3,126

Ratio of net loans charged off during
the period to average loans outstanding	0.69%	0.06%

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

Nonaccrual loans at September 30, 2008 were $19,152,000, compared to $3,145,000 at December 31, 2007 and $2,921,000 at September 30, 2007.  Credit quality has continued to deteriorate concurrently with the economic environment.  The Bank works diligently with its past due customers to assist them in solutions to their credit problems, many of which are the result of a slow-down in the customers' business activities.  These loans, are spread out among various lending types.  The Bank does not carry heavy concentrations in construction lending.  After identification of problem loans in the portfolio, construction and development loans comprised only 12.0% of the total portfolio at September 30, 2008, compared to 18.3% at December 31, 2007 and 19.5% at September 30, 2007.

The Bank has a larger than normal inventory of other real estate that is currently working through the balance sheet.  We have assigned an experienced banker to manage the foreclosed real estate portfolio, assess potential losses and gains, and market the property for a quick sale at an acceptable loss if necessary.  Management considers its approach to the problem assets on the balance sheet as aggressive and will continue to get more aggressive as circumstances dictate.

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

NONPERFORMING ASSETS

	September 30,		December 31,
	2008	2007	2007
Nonperforming assets:
Nonaccrual loans	$19,152	2,921	3,145
Restructured loans	429	-	-
Other real estate owned	6,971	2,092	2,338
Total nonperforming assets	$26,552	5,013	5,483

Potential problem loans:
Loans 90 days or more past due and still accruing	337	129	791
Total nonperforming and potential problem loans	26,889	5,142	6,274

Nonperforming assets and potential problem loans to total loans and other real estate	10.18%	2.06%	2.56%
Reserve for loan losses to nonperforming assets and potential problem loans	15.11%	60.80%	52.29%

Interest at contracted rates (a)	$299	45	41
Interest recorded as income	-	-	-
Reduction of interest income for period	$299	45	41

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

With the current economic conditions affecting our customers, credit risk has been brought to the forefront of the Bank's risk analysis profile.  Problem loans affect several areas of the bank, including net interest margin, liquidity, and capital adequacy.  The Company is proactive in dealing with credit issues.  We quickly identify problem loans and begin working with customers early in the process.  Our goal is to mitigate loss on loans by adequately reserving for loss based on detailed impairment testing.  We are devoting significant resources to the resolution of problem assets in a timely manner.

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

DATE:  November 7, 2008

MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 7, 2008

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

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

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

DATE:  November 7,, 2008

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

Exhibit 31.2
CERTIFICATIONS

I, Eli D. Mullis, Chief Financial Officer, certify that:

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

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

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

DATE:  November 7, 2008

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. McPherson, Chief Executive Officer of the Company, and I, Eli D. Mullis, Chief Financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:  November 7, 2008

MICHAEL L. MCPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

ELI D. MULLIS
Eli D. Mullis, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)