Form 10-K
period 2008-12-31
UNITY HOLDINGS INC
filed 2009-03-27
CIK 1054929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
Name of exchange on which registered: None

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
Yes           No   X

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008:  $20,659,626 (based on the stock price of $26.00 as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,148,513 shares of $.01 par value common stock as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents
			Page Number
PART I

		Forward Looking Statement Disclosure

	Item 1.	Business	3
	Item 1A.	N/A	--
	Item 1B.	N/A	--
	Item 2.	Properties	19
	Item 3.	Legal Proceedings	19
	Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
	Item 6.	N/A	--
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 7A.	N/A	--
	Item 8.	Financial Statements	21
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	21
	Item 9A.	Controls and Procedures	22
	Item 9B.	Other Information	22

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	23
	Item 11.	Executive Compensation	23
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
	Item 13.	Certain Relationships and Related Transactions and Director Independence	23
	Item 14.	Principal Accounting Fees and Services	23

PART IV

	Item 15.	Exhibits, Financial Statement Schedules	24

	Signatures		25

	Index to Exhibits		28

Item 1.  Business.

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

Competition

The banking business is highly competitive.  The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our trade areas.  There are currently 19 banking institutions (excluding credit unions) operating 68 offices in the combined Bartow\Floyd\Gordon county market.  These institutions hold approximately $3.5 billion in deposits; the Bank currently holds the 6th largest position in the market for these deposits.  A number of these competitors are well established.  Several de novo branches and new banks have also been established in the market due to its attractiveness.  Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank.  These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not currently provide.  As a result of these competitive factors, the Bank may have to pay higher rates of interest in order to attract deposits.

Employees

As of December 31, 2008, the Bank had 83 full-time employees and 5 part-time employees.

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

OCC Formal Agreement

On February 3, 2009, the Company and the Bank executed a written agreement with the Office of the Comptroller of the Currency ("OCC").  The Company and its Board of Directors have taken an active role in working with the OCC to improve the condition of the Company and the Bank.

The Agreement is based on the findings of the OCC during a 2008 on-site examination.  Since the completion of the examination, the Board of Directors has aggressively taken steps to address the findings of the exam and the Company has plans to raise new capital to improve its overall capital position and ensure sufficient capital for the Bank.  The Company and the Bank are aggressively working to comply with the requirements of the Agreement.

Under the terms of the Agreement, the Company and the Bank are required, within 60 days of entering into the Agreement, to submit written plans to the regulators that address the following items: eliminating the basis of criticism of criticized assets; continuing to improve commercial real estate concentration risk management; on-going review and grading of the Bank's loan portfolio; improving the Bank's position regarding classified loans and other real estate owned; revising the Bank's allowance for loan and lease losses policy; maintaining sufficient liquidity at the Bank; and preparing a financial forecast and strategic plan for a three-year period designed to improve the condition of the Bank.

The Board of Directors of the Bank is also required to appoint a Compliance Committee to submit, on a quarterly basis, a report setting forth a description of the action needed to achieve full compliance with the formal agreement, actions taken to comply, and the results and status of these actions.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund ("DIF") up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the TLGP, banks temporarily become subject to "systemic risk special assessments" of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DIF.

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

In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.  Due to the Bank's current condition and pursuant to the formal agreement, the Bank is prohibited from paying dividends without prior consent of the OCC.

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

Commercial Real Estate and Lending Concentrations

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

U.S. Treasury's Troubled Asset Relief Program Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program ("CPP"), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company has applied to participate in the CPP but has not received a response to date.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program. This program has two components - The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC's guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company have opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

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

Item 2.  Properties.

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

	High Selling Price	Low Selling Price

2008
First Quarter	$30.00	$28.00
Second Quarter	$28.00	$28.00
Third Quarter	$25.00	$25.00
Fourth Quarter	$25.00	$25.00

2007
First Quarter	$28.00	$26.00
Second Quarter	$30.00	$28.00
Third Quarter	$30.00	$28.00
Fourth Quarter	$30.00	$30.00

The Company has not paid dividends since its inception.  As discussed in Item 1 above, the Bank's ability to pay dividends is subject to numerous statutory conditions.  Thus, to the extent the source of dividends to be paid by the Company is dividends from the Bank, the Company may continue not to pay dividends in the near future.  The Company did not purchase any of its common stock during the fourth quarter of 2008.

Unregistered Sales of Equity Securities

None

Item 7.  Management's Discussion and Analysis or Plan of Operations.

The information required by this item is incorporated by reference to Exhibit 99.1 which contains the consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant and its subsidiaries, contained with this Annual Report on Form 10-K.

Item 8.  Financial Statements.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operation - December 31, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss) - December 31, 2008 and 2007

Consolidated Statements of Stockholders' Equity - December 31, 2008 and 2007

Consolidated Statements of Cash Flows - December 31, 2008 and 2007

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

The management of Unity Holdings, Inc. and subsidiaries has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect after these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 15.  Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this report:

1

Financial statements:  The consolidated balance sheets of Unity Holdings, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), statements of stockholders' equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2008, together with related notes and the independent auditor's report of Mauldin & Jenkins, LLC, independent accountants.

2	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the "Exhibit Index" filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.

Date: March 27, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2009.

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

10.9

Agreement By and Between Unity National Bank and the Comptroller of the Currency dated February 3, 2009 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, File No. 000-25851).

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 27, 2009	/s/ Michael L. McPherson
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 27, 2009	/s/ Eli D. Mullis
ELI D. MULLIS
Chief Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of Unity Holdings, Inc. (the "Company") for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Eli D. Mullis, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

Chief Executive Officer

March 27, 2009

/s/ELI D. MULLIS
ELI D. MULLIS

Chief Financial and Accounting Officer

March 27, 2009

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.