Form 10-Q
period 2009-03-31
UNITY HOLDINGS INC
filed 2009-05-14
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2009:

1,148,513; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income (Loss)	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4T - Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6 - Exhibits	17

	signatures	18

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	3/31/2009	12/31/2008
ASSETS	(Unaudited)
Cash and due from banks	$15,520,303	$4,196,837
Interest-bearing deposits in banks	6,328	905,830
Federal funds sold	-	11,172,000
Securities available for sale	15,037,021	18,265,634
Restricted equity securities, at cost	2,443,400	2,881,678
Loans	233,014,743	249,636,747
Less allowance for loan losses	4,128,359	5,388,430
Loans, net	228,886,384	244,248,317
Premises and equipment	10,850,832	10,989,657
Foreclosed assets	15,413,280	9,136,196
Other assets	11,725,334	11,234,044
TOTAL ASSETS	$299,882,882	$313,030,193

LIABILITIES
Deposits
Noninterest-bearing	$15,060,411	$13,329,798
Interest-bearing	228,887,487	235,752,907
Total deposits	243,947,898	249,082,705
Other borrowings	32,900,000	38,900,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,009,250	1,669,278
Total liabilities	280,950,148	292,744,983

Commitments and contingencies
Redeemable common stock held by KSOP	551,512	551,512

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,148,513 issued and outstanding.	11,485	11,485
Capital surplus	11,788,339	11,785,163
Retained earnings	6,622,582	7,876,572
Accumulated other comprehensive income (loss)	(41,184)	60,478
Total stockholders' equity	18,381,222	19,733,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,882,882	$313,030,193

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Loans	$3,716,856	$4,752,845
Taxable securities	151,305	285,185
Nontaxable securities	55,897	64,024
Federal funds sold	2,362	9,002
Deposits in banks	235	3,197
Total interest income	3,926,655	5,114,253
Interest expense
Deposits	1,744,659	2,363,307
Other borrowings	380,764	425,260
Total interest expense	2,125,423	2,788,567
Net interest income	1,801,232	2,325,686
Provision for loan losses	1,510,000	308,000
Net interest income after
provision for loan losses	291,232	2,017,686

Other income
Service charges on deposit accounts	211,356	263,697
Mortgage Loan Fees	128,915	60,568
Other operating income	73,224	133,667
Total other income	413,495	457,932
Other expenses
Salaries and employee benefits	1,016,926	1,220,567
Equipment and occupancy expenses	278,112	302,759
Loss on sale of foreclosed assets	521,996	-
Other operating expenses	910,069	708,740
Total other expenses	2,727,103	2,232,066

Income (loss) before income taxes (benefits)	(2,022,376)	243,552
Income tax expense (benefit)	(768,386)	83,264
Net income (loss)	$(1,253,990)	$160,288

Basic earnings (loss) per share	$(1.09)	$0.16
Diluted earnings (loss) per share	$(1.09)	$0.14
Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net Income (loss)	($1,253,990)	$160,288

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during period,
net of tax	(101,662)	73,806

Comprehensive income (loss)	($1,355,652)	$234,094

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,253,990)	$160,288
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	138,825	147,346
Provision for loan losses	1,510,000	308,000
Loss on Silverton Financial Services stock	123,178	-
Loss on disposal of equipment	-	427
Loss on sale of other real estate	505,636	5,113
Decrease in interest receivable	46,204	164,352
(Decrease) increase in interest payable	(70,319)	12,460
Decrease in taxes payable	(1,041,440)	(36,221)
Stock compensation expense	3,176	3,176
Net other operating activities	(30,241)	165,699
Net cash provided by (used in) operating activities	(68,971)	930,640

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	899,502	(76,626)
Purchases of securities available-for-sale	-	(5,995,969)
Proceeds from maturities of securities available-for-sale	3,071,429	7,034,112
(Purchase) redemption of restricted equity securities	315,100	(617,500)
Decrease (increase) in federal funds sold	11,172,000	(771,000)
Decrease (increase) in loans	5,438,747	(14,260,233)
Capital improvements on other real estate owned	(22,627)	-
Proceeds from sale of other real estate	1,653,093	255,613
Purchase of premises and equipment	-	(48,045)
Net cash provided by (used in) investing activities	22,527,244	(14,479,648)

FINANCING ACTIVITIES
Decrease in deposits	(5,134,807)	(943,322)
Proceeds from other borrowings	-	20,250,000
Repayments of other borrowings	(6,000,000)	(7,700,000)
Net cash provided by (used in) financing activities	(11,134,807)	11,606,678

Net increase (decrease) in cash and due from banks	11,323,466	(1,942,330)
Cash and due from banks at beginning of period	4,196,837	6,311,833
Cash and due from banks at end of period	$15,520,303	$4,369,503

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$2,195,742	$2,776,107
Income taxes	$(342,000)	$313,737

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$-	$64,280
Loans transferred to other real estate owned	$8,413,186	$2,260,796

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

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended
	March 31,
	2009	2008
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,513	987,557

Net income (loss)	$(1,253,990)	$160,288
Basic earnings (losses) per share	$(1.09)	$0.16

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,513	987,557
Dilutive Effect	-	132,037
Weighted average common shares outstanding-after dilutive effect	1,148,513	1,119,594

Net income (loss)	$(1,253,990)	$160,288
Diluted earnings (losses) per share	$(1.09)	$0.14

NOTE 3.   FAIR VALUE DISCLOSURES

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $17,752,000 as of March 31, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are market to fair value at the time of foreclosure based on appraisal of the underlying collateral value.  Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses.  At March 31, 2009, the carrying value of foreclosed assets was $15,413,280.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.

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

NOTE 4.   SUBSEQUENT EVENT

At March 31, 2009 the company held stock with an original purchase price of $123,178 in Silverton Financial Services, Inc., the holding company of Silverton Bank.  On Friday, May 1, 2009, Silverton Bank was closed by the office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") was named Receiver.  We do not expect to recover our original investment in the stock, and therefore have charged off the entire balance as of March 31, 2009.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed on our annual report on Form 10-K.

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

We believe the allowance for loan losses and the valuation of foreclosed assets are critical accounting policies that require the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.  Refer to Note 3 in the notes to the consolidated financial statements for a discussion on the policies regarding the valuation of foreclosed assets.

Liquidity and Capital Resources

During the three month period ended March 31, 2009, earning assets decreased $32.4 million.  The loan portfolio decreased $16.6 million in an effort to reduce the asset size of the bank, improve liquidity, and preserve capital.  Of this decrease, $8.4 million in loans was transferred to foreclosed assets, which increased $6.3 million during the quarter net of sales.  Federal funds sold decreased $11.2 million, as these funds were converted to non-interest bearing deposits due to the virtual shutdown of the federal funds market between banks.  However, an earnings credit is applied by our primary correspondent bank on the cash balances to offset expenses associated with the account.  Securities available for sale decreased $3.2 million due to calls being exercised by the issuers of the securities.  None of the called bonds were replaced.  Deposits decreased $5.1 million, and other borrowings decreased $6.0 million.  In total, liabilities decreased $11.8 million in the first quarter, while total assets decreased $13.1 million.  As of March 31, 2009, our liquidity position, as determined under guidelines established by regulatory authorities, remained satisfactory.  We will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of March 31, 2009 were approximately $34.6 million, compared to $23.0 million as of March 31, 2008.   Wholesale CD's are useful for obtaining deposit funds for specific maturities, often at a lower rate than local deposits.  At March 31, 2009, Federal Home Loan Bank ("FHLB") borrowings amounted to $31.4 million, compared to $34.8 million reported for March 31, 2008.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary during periods of rapid growth or expansion.   We also have a line of credit with a correspondent bank for $6.0 million at the parent level to use in capital replenishment.  As of March 31, 2009, we had $1.5 million outstanding on the line of credit which has been used to strengthen the capital position of the Bank.  We closely monitor our external funding sources to ensure we have adequate funding capacity should a liquidity crisis occur.

At March 31, 2009, the Company was "well capitalized" based on regulatory minimum capital requirements.  During the three month period ended March 31, 2009, the Company transferred $950,000 to the Bank for future capital needs.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Consolidated	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Risk-Based Capital to Risk Weighted Assets
Consolidated	9.76%	N/A	N/A
Bank	10.00%	8.00%	10.00%

Tier 1 Capital to Risk Weighted Assets
Consolidated	8.50%	N/A	N/A
Bank	8.74%	4.00%	6.00%

Tier 1 Capital to Average Assets
Consolidated	6.98%	N/A	N/A
Bank	7.20%	4.00%	5.00%

In compliance with the written agreement with the Office of the Comptroller of the Currency ("OCC") dated February 3, 2009, the Company is currently engaging in negotiations with potential investors in an effort to raise additional capital for future needs.  A capital infusion from outside investors will be accompanied by a future rights offering to current shareholders to reduce the dilution of the additional capital.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of March 31, 2009 is as follows:

Commitments to extend credit	$15,688,000
Letters of credit	983,000
$16,671,000

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

At March 31, 2009, we had arrangements with two commercial banks for short-term unsecured advances of $4.5 million each. Also in place with a correspondent commercial bank is a security repurchase agreement utilizing securities available for sale as the underlying collateral with a line of secured credit of approximately $4.5 million.   We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $31.4 million on this line.  At March 31, 2009, we had $31.4 million outstanding on this line.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets decreased $13.1 million for the three month period ended March 31, 2009.  Net loans decreased approximately $15.4 million.  Investments decreased $3.7 million due to issuer calls for the period and a $124,000 write off of stock held in a correspondent bank that was seized by regulators in May, 2009.  Fed funds sold decreased $11.2 million, and the balances were largely transferred to cash and due from banks and interest-bearing deposits, which increased $10.4 million.  Other real estate owned increased approximately $6.3 million.  Fixed assets decreased $139,000 due to depreciation.  Deposits decreased approximately $5.1 million and other borrowings decreased $6.0 million.  The decreases on the funding side of the balance sheet approximately offset the decreases on the asset side of the balance sheet.  A net loss of approximately $1,254,000, a decrease in market value of the investments of approximately $101,000, and a credit of $3,000 for option expense resulted in a net decrease of $1,352,000 in capital.

Results of Operations For The Three Months Ended March 31, 2009 and 2008.

The Company had a net loss of approximately $1,254,000 for the three months ended March 31, 2009 compared to a profit of $160,000 during the first quarter of 2008.  The primary component of the loss was a substantial increase in the provision for loan loss reserves.  The Company made a provision of $1.5 million dollars to the reserve for loan losses during the quarter ended March 31, 2009, compared to $308,000 for the same quarter in the previous year.  The additional provision was necessary to cover potential losses in the loan portfolio.  Another significant factor in the net loss is the decrease in the net interest margin due to a decrease in loan yields coupled with an increase in non-performing assets.  Non-interest income decreased $44,000 during the first quarter of 2009 compared to the first quarter of 2008.  Total other expenses decreased slightly compared to the three months ended March 31, 2008 with the exception of losses on sales of foreclosed assets, which increased $522,000.

Interest income decreased approximately $1,188,000 for the period ended March 31, 2009 when compared to the period ended March 31, 2008.  Loan interest and fee income decreased $1,036,000 for the first quarter in 2009 when compared to the first quarter of 2008.  This decrease was primarily due to the increase in non-performing loans during this period, which reduces the interest and fee income of the loan portfolio.  The decrease was also partially rate driven, as market rates have dropped significantly between the two periods.  Investment income decreased $142,000 during the period due to lower balances and yields.  The portfolio is being allowed to decrease, either through maturities or through sales when needed.  Therefore, investment income will more than likely continue to decrease through the remainder of 2009.  Because of the substantially low rate environment brought on by the weak economy and the increase in non-performing assets, management expects interest income to continue to be lower than 2008 levels.

Interest expense for the first quarter of 2009 saw a decrease of $663,000 over the first quarter of 2008, with deposit expense decreasing approximately $619,000 for the quarter.  Interest paid on money market accounts decreased $543,000 as the Company repriced the accounts to be in line with the market.  The money market products priced as a percentage of the Prime Rate decreased as this index rate was lowered over the last year.  Rates on time deposits and other borrowings also trended lower due to lower interest rates.  Interest on other borrowings decreased $44,000 for the year-to-date period ended March 31, 2009 when compared to the same period in 2008, primarily due to lower outstanding balances on the borrowings.

The net interest margin for the year to date period ended March 31, 2009 was 2.82%, a 59 basis point drop from the 3.41% posted for the same period in 2008.  Loan interest income and loan fees decreased $1,036,000.  Loan yields for the quarter ended March 31, 2009 were 6.18%, compared to 7.21% for the same period in 2008.  This decrease of 103 basis points is attributable to the quick repricing nature of our loan portfolio as rates drop.   The cost of funds has decreased 92 basis points, posting a 3.01% cost for year to date 2009 versus 3.93% for year to date 2008.  Net interest income decreased approximately $524,000 for the first quarter of 2009 when compared to the first quarter of 2008.

The provision for loan losses during the quarter ended March 31, 2009 was $1,510,000, compared to $308,000 for the quarter ended March 31, 2008.  Net charge offs for the first quarter of 2009 were $2,770,000, compared to $307,000 for the first quarter of 2008, as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done periodically to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

Other income decreased $44,000 for the first quarter of 2009 when compared to the first quarter of 2008.  The decrease is primarily due to a $124,000 write off of correspondent bank stock, an increase of $68,000 in mortgage loan fees, an increase of $30,000 in bank-owned life insurance income, and a decrease of $52,000 in service charges on deposits.

Other expenses, excluding losses on sales of foreclosed assets, decreased $27,000 for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008.  Salaries and employee benefits decreased $204,000 due to staffing and salary reductions at the end of 2008 and the beginning of 2009.  As additional cost-cutting measures, there were no bonus accruals or payouts in the first quarter of 2009, and the Bank's 401k match has been suspended.  These steps should lower salaries and benefits expense through the remainder of 2009.  Equipment and occupancy decreased $25,000 in the first quarter of 2009 compared to the first quarter of 2008, primarily due to lower maintenance and depreciation expenses.  Other operating expenses increased $201,000 during the same period, mostly due to an increase of $187,000 in expenses related to foreclosed assets and an increase in loan related legal fees of $10,000.  These expense categories are expected to stay elevated during 2009 due to the number of foreclosed assets the Bank is carrying.  Losses on the sale of foreclosed assets were $522,000 for the first quarter of 2009 vs. none for the first quarter of 2008.  Foreclosed assets are disposed of as quickly as possible to minimize carrying costs.  However, some types of assets, such as raw land, land lots, and commercial property usually take longer to sell due to the economic climate.  Each foreclosed asset is evaluated and the cost-benefits of a short vs. longer-term holding period are considered regarding the disposal of the asset.

There was a tax benefit of 38% and a tax expense at an effective rate of 34% for the three months ended March 31, 2009 and March 31, 2008, respectively.

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

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  The current reserve as a percentage of the loan portfolio is 1.77% compared to 2.16% at December 31, 2008.  The current reserve reflects the potential of losses in the portfolio at March 31, 2009 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	March 31,
	2009	2008
(in $000s)
Average amount of loans outstanding	$240,458	$249,401

Balance of allowance for loan losses
at beginning of period	5,388	3,280

Loans charged off
Commercial and financial	22	215
Real estate mortgage	2,675	79
Installment	87	31
Total charge offs	2,784	325

Loans recovered
Commercial and financial	-	6
Real estate mortgage	3	2
Installment	11	10
Total recoveries	14	18

Net charge-offs	2,770	307
Additions to allowance charged
to operating expense during period	1,510	308

Balance of allowance for loan losses
at end of period	$4,128	$3,281

Ratio of net loans charged off during
the period to average loans outstanding	1.15%	0.12%

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

Nonaccrual loans at March 31, 2009 were $11,450,000, compared to $19,980,000 at December 31, 2008 and $4,861,000 at March 31, 2008.  During the first quarter of 2009, approximately $8.4 million of non-accrual loans were transferred to other real estate owned.  Credit quality has continued to deteriorate concurrently with the economic environment.  The Bank works diligently with its past due customers to assist them in solutions to their credit problems, many of which are the result of a slow-down in the customers' business activities.  These loans are spread out among various lending types.  The Bank does not carry heavy concentrations in construction lending.  After identification of problem loans in the portfolio, construction and development loans comprised only 17.9% of the total portfolio at March 31, 2009, compared to 19.2% at December 31, 2008 and 17.61% at March 31, 2008.

The Bank has a larger than normal inventory of other real estate that is currently working through the balance sheet.  We have assigned an experienced banker to manage the foreclosed real estate portfolio, assess potential losses and gains, and market the property for a quick sale at an acceptable loss if necessary.  Management considers its approach to the problem assets on the balance sheet as aggressive and will continue to be aggressive as circumstances dictate.

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

NONPERFORMING ASSETS

	March 31,		December 31,
	2009	2008	2008

Nonperforming assets:
Nonaccrual loans	$11,450	4,861	19,980
Restructured loans	-	433	-
Other real estate owned	15,348	4,354	9,135
Total nonperforming assets	$26,798	9,648	29,115

Potential problem loans:
Loans 90 days or more past due and still accruing	1,017	915	1,499
Total nonperforming and potential problem loans	27,815	10,563	30,614

Nonperforming assets and potential problem loans to total loans and other real estate	11.20%	4.08%	11.83%
Reserve for loan losses to nonperforming assets and potential problem loans	14.84%	31.06%	17.60%

Interest at contracted rates (a)	$324	114	418
Interest recorded as income	-	-	-
Reduction of Interest Income for period	$324	114	418

(a)	Interest income on nonaccruals that would have been recorded, if the loans remained current and in accordance with original terms.

The Company has responded to the written agreement with the OCC dated February 3, 2009, which requested written plans of action and documentation regarding the Bank's plan to minimize losses from non-performing assets.  Management believes that it is in substantial compliance with the requirements of the agreement, which primarily addresses the monitoring of non-performing assets and liquidity needs.

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

Item 4T.   CONTROLS AND PROCEDURES

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

DATE:  May 14, 2009

/s/ MICHAEL L. McPHERSON
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  May 14, 2009

/s/ JEFF L. SANDERS
Jeff L. Sanders, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this Form 10-Q of Unity Holdings, Inc.;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 14, 2009	/s/ Michael L. McPherson
MICHAEL L.McPHERSON
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Jeff L. Sanders, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this Form 10-Q of Unity Holdings, Inc.;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 14, 2009	/s/ Jeff L. Sanders
JEFF L. SANDERS
Chief Financial and Accounting Officer

Exhibit 32

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Jeff L. Sanders, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/MICHAEL L. MCPHERSON
MICHAEL L. McPHERSON

Chief Executive Officer

May 14, 2009

/s/JEFF L. SANDERS
JEFF L. SANDERS

Chief Financial and Accounting Officer

May 14, 2009

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.