Form 10-Q
period 2009-06-30
UNITY HOLDINGS INC
filed 2009-08-14
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ___      No X

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2009:

1,148,499; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4T - Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	21

	Item 6 - Exhibits	22

	signatures	23

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	6/30/2009	12/31/2008
ASSETS	(Unaudited)
Cash and due from banks	$10,788,347	$4,196,837
Interest-bearing deposits in banks	15,924,918	905,830
Federal funds sold	2,875,000	11,172,000
Securities available for sale	16,408,058	18,265,634
Restricted equity securities, at cost	2,552,550	2,881,678
Loans	221,136,707	249,636,747
Less allowance for loan losses	5,499,323	5,388,430
Loans, net	215,637,384	244,248,317
Premises and equipment	10,771,704	10,989,657
Foreclosed assets	18,249,193	9,136,196
Other assets	9,892,944	11,234,044
TOTAL ASSETS	$303,100,098	$313,030,193

LIABILITIES
Deposits
Noninterest-bearing	$14,097,361	$13,329,798
Interest-bearing	237,875,782	235,752,907
Total deposits	251,973,143	249,082,705
Other borrowings	32,700,000	38,900,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,262,958	1,669,278
Total liabilities	289,029,101	292,744,983

Commitments and contingencies
Redeemable common stock held by KSOP	551,159	551,512

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,148,499 and 1,148,513 issued and outstanding, respectively.	11,485	11,485
Capital surplus	11,759,756	11,785,163
Retained earnings	1,735,571	7,876,572
Accumulated other comprehensive income	13,026	60,478
Total stockholders' equity	13,519,838	19,733,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$303,100,098	$313,030,193

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans	$3,575,991	$4,698,580	$7,292,847	$9,451,425
Taxable securities	106,709	306,726	258,014	591,911
Nontaxable securities	55,956	63,981	111,853	128,005
Federal funds sold	19	12,395	2,381	21,397
Deposits in banks	628	607	863	3,804
Total interest income	3,739,303	5,082,289	7,665,958	10,196,542
Interest expense
Deposits	1,698,534	2,171,434	3,443,193	4,534,741
Other borrowings	359,607	439,046	740,371	864,306
Total interest expense	2,058,141	2,610,480	4,183,564	5,399,047
Net interest income	1,681,162	2,471,809	3,482,394	4,797,495
Provision for loan losses	2,575,000	265,000	4,085,000	573,000
Net interest income (expense) after
provision for loan losses	(893,838)	2,206,809	(602,606)	4,224,495

Other income
Service charges on deposit accounts	228,356	252,992	439,712	471,575
Mortgage Loan Fees	110,233	83,210	239,148	143,778
Other operating income	171,290	206,943	244,514	391,062
Total other income	509,879	543,145	923,374	1,006,415
Other expenses
Salaries and employee benefits	969,936	1,372,068	1,986,862	2,592,635
Equipment and occupancy expenses	281,458	312,053	559,570	614,812
Loss on sale of foreclosed assets	483,436	144,648	1,005,432	149,986
Other operating expenses	1,318,613	754,606	2,228,682	1,463,346
Total other expenses	3,053,443	2,583,375	5,780,546	4,820,779

Income (loss) before income taxes (benefits)	(3,437,402)	166,579	(5,459,778)	410,131
Income tax expense	1,449,609	56,821	681,223	140,085
Net income (loss)	$(4,887,011)	$109,758	$(6,141,001)	$270,046

Basic earnings (loss) per share	$(4.26)	$0.11	$(5.35)	$0.27
Diluted earnings (loss) per share	$(4.26)	$0.10	$(5.35)	$0.24
Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (loss)	$(4,887,011)	$109,758	$(6,141,001)	$270,046

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during period,
net of tax	54,210	(380,648)	(47,452)	(306,842)

Comprehensive loss	$(4,832,801)	$(270,890)	$(6,188,453)	$(36,796)

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(6,141,001)	$270,046
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	278,803	293,675
Provision for loan losses	4,085,000	573,000
Loss on Silverton Financial Services stock	123,178	-
Loss on disposal of equipment	-	427
Loss on sale of foreclosed assets	1,005,432	39,702
Decrease in interest receivable	166,927	200,807
(Decrease) increase in interest payable	(47,571)	12,460
Stock compensation expense (benefit)	(25,407)	6,352
Net other operating activities	849,500	(960,829)
Net cash provided by operating activities	294,861	435,640

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(15,019,088)	114,803
Purchases of securities available-for-sale	(5,995,734)	(15,238,645)
Proceeds from maturities of securities available-for-sale	7,771,429	14,659,794
(Purchase) redemption of restricted equity securities	205,950	(687,850)
Decrease (increase) in federal funds sold	8,297,000	(411,000)
Decrease (increase) in loans	10,416,058	(22,642,477)
Capital improvements on other real estate owned	(22,627)	-
Proceeds from sale of other real estate	4,014,073	449,922
Purchase of premises and equipment	(60,850)	(79,415)
Net cash provided by (used in) investing activities	9,606,211	(23,834,868)

FINANCING ACTIVITIES
Increase in deposits	2,890,438	5,564,606
Proceeds from other borrowings	-	26,750,000
Repayments of other borrowings	(6,200,000)	(9,900,000)
Net cash provided by (used in) financing activities	(3,309,562)	22,414,606

Net increase (decrease) in cash and due from banks	6,591,510	(984,622)
Cash and due from banks at beginning of period	4,196,837	6,311,833
Cash and due from banks at end of period	$10,788,347	$5,327,211

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$4,231,135	$5,386,587
Income taxes	$(1,035,173)	$557,536

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$-	$63,500
Loans transferred to other real estate owned	$14,109,875	$2,905,202

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,508	987,557	1,148,511	987,557

Net income (loss)	$(4,887,011)	$109,758	$(6,141,001)	$270,046
Basic earnings (losses) per share	$(4.26)	$0.11	$(5.35)	$0.27

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,508	987,557	1,148,511	987,557
Dilutive Effect	-	132,151	-	132,094
Weighted average common shares outstanding-after dilutive effect	1,148,508	1,119,708	1,148,511	1,119,651

Net income (loss)	$(4,887,011)	$109,758	$(6,141,001)	$270,046
Diluted earnings (losses) per share	$(4.26)	$0.10	$(5.35)	$0.24

NOTE 3.  SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
June 30, 2009:
U.S. Government sponsored agency securities	$11,239,033	$21,137	$(51,436)	$11,208,734
Municipal securities	5,149,289	73,144	(23,109)	5,199,324
	$16,388,322	$94,281	$(74,545)	$16,408,058

Securities with a carrying value of $5,857,396 at June 30, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3.  SECURITIES (Continued)

There were no realized gains or losses on sales of securities available for sale during 2009.

The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown below:

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in less than one year	$-	$-
Due from one to five years	6,002,101	6,035,985
Due from five to ten years	1,523,341	1,533,169
Due after ten years	8,862,880	8,838,904
	$16,388,322	$16,408,058

Restricted equity securities as of June 30, 2009 consist of the following:

Federal Home Loan Bank stock	$1,976,900
Federal Reserve Bank stock	482,650
Trust preferred securities	93,000
$2,552,550

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2009 nine debt securities have unrealized losses totaling $74,545, which represents a 0.45% aggregate depreciation from the Company's amortized cost basis.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2009.

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Government sponsored federal agencies	$(51,436)	$4,442,930	$-	$-
State and municipal securities	(23,109)	1,099,147	-	-
Temporarily impaired debt securities	$(74,545)	$5,542,077	$-	$-

NOTE 4.   FAIR VALUE DISCLOSURES

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

NOTE 4.   FAIR VALUE DISCLOSURES (Continued)

The following table presents financial assets measured at fair value on a recurring basis:
Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
	Assets/Liabilities	In Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$16,408,058	$-	$16,408,058	$-

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first half of 2009, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $19.3 million as of June 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  At June 30, 2009, the carrying value of foreclosed assets was $18.2 million.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals, subject to management adjustments to deduct selling costs or other downward revisions as deemed necessary based on market conditions.

Fair Value Option

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

Fair Value Disclosures

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly,

NOTE 4.   FAIR VALUE DISCLOSURES (Continued)

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

Securities:  Fair values for securities are based on available quoted market prices.  The carrying values of restricted equity securities with no readily determinable fair value approximate fair values.

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

Bank Owned Life Insurance:  The carrying amounts of bank owned life insurance approximates their fair values.

Deposits:  The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowings and Guaranteed Subordinated Debentures:  The carrying amounts of variable-rate other borrowings, guaranteed subordinated debentures and federal funds purchased approximate their fair values.  Fair values for fixed-rate other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on other borrowings with similar terms.

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

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

	June 30, 2009	June 30, 2009
	Carrying	Fair
	Value	Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$29,588	$29,588
Securities available for sale	16,408	16,408
Restricted equity securities	2,553	2,553
Loans, net	215,637	212,130
Bank owned life insurance	6,291	6,291
Accrued interest receivable	1,323	1,323

Financial liabilities:
Deposits	251,973	258,070
Borrowings	32,700	33,375
Guaranteed subordinated debentures	3,093	3,093
Accrued interest payable	455	455

NOTE 5.   SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 11, 2009, which is the date the financial statements were available to be issued.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

During the six month period ended June 30, 2009, earning assets decreased $24.0 million.  The loan portfolio decreased $28.5 million in an effort to reduce the asset size of the bank, improve liquidity, and preserve capital.  Of this decrease, $14.1 million in loans was transferred to foreclosed assets, which increased $9.1 million net of sales and impairments.  Federal funds sold decreased $8.3 million, as these funds were transferred to interest bearing deposits.  Securities available for sale decreased $1.9 million due to calls being exercised by the issuers of the securities.  Most of the called bonds were replaced during the current quarter with government agency securities with 2-5 year maturities.  Deposits increased $2.9 million, and other borrowings decreased $6.2 million due to the paydown of Federal Home Loan Bank advances.  In total, liabilities decreased $3.7 million during the six month period, while total assets decreased $9.9 million.  As of June 30, 2009, our liquidity position, as determined under guidelines established by regulatory authorities, remained satisfactory.  We will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of June 30, 2009 were approximately $41.9 million, compared to $30.0 million as of December 31, 2008.   Wholesale CD's are useful for obtaining deposit funds for specific maturities, often at a lower rate than local deposits.  At June 30, 2009, Federal Home Loan Bank ("FHLB") borrowings amounted to $31.2 million, compared to $37.4 million reported for December 31, 2008.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit with a correspondent bank for $1.5 million at the parent level to use in capital replenishment.  As of June 30, 2009, we had $1.5 million outstanding on the line of credit which has been used to strengthen the capital position of the Bank.  This line of credit is scheduled to mature on August 31, 2009, and the Company is currently negotiating the terms of renewal.

At June 30, 2009, the Company was "adequately capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Risk-Based Capital to Risk Weighted Assets
Consolidated	8.01%	N/A	N/A
Bank	8.86%	8.00%	10.00%

Tier 1 Capital to Risk Weighted Assets
Consolidated	6.75%	N/A	N/A
Bank	7.60%	4.00%	6.00%

Tier 1 Capital to Average Assets
Consolidated	5.48%	N/A	N/A
Bank	6.22%	4.00%	5.00%

An "adequately capitalized" position subjects the subsidiary bank to certain regulatory restrictions.  The primary restrictions are the inability to solicit or renew brokered deposits, and caps on maximum rates that can be paid on local deposits.  These restrictions may make it more difficult for the bank to gather and retain deposits in the future to fund liquidity needs.

From time to time, the Company may use capital infusions from the parent to maintain adequate capital.  We have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit with a correspondent bank for $1.5 million at the parent level to use in capital replenishment.  As of June 30, 2009, we have fully utilized the subordinated debentures and had $1.5 million drawn on our holding company line.

In compliance with the written agreement with the Office of the Comptroller of the Currency ("OCC") dated February 3, 2009, the Company is currently engaging in negotiations with potential investors in an effort to raise additional capital for future needs.  A registered public offering is also being planned for the third quarter of 2009.  In June, 2009, the Company entered into an agreement with Moody Capital, LLC to assist in the sale of the stock.  Moody Capital will be paid a fee for their services as an investment banker for the Company.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of June 30, 2009 is as follows:

Commitments to extend credit	$13,813,000
Standby letters of credit	850,000
$14,663,000

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

At June 30, 2009, we had arrangements with two of our correspondent banks for total short-term secured advances of $6.5 million.  We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $31.2 million on this line.  At June 30, 2009, the total amount of $31.2 million was outstanding.  The Bank also has a line of credit through the Federal Reserve Discount Window.  The amount available from this line was $16.3 million as of June 30, 2009, with none of the line outstanding.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets decreased $9.9 million for the six month period ended June 30, 2009.  Net loans decreased $28.6 million, with $14.1 million of the loan balances being transferred to other real estate owned.  Investments decreased $2.2 million due to called securities for the period that were not replaced and a $123,000 write off of stock held in a correspondent bank that was closed by regulators in May, 2009.  Fed funds sold decreased $8.3 million, and the balances were largely transferred to cash and due from banks and interest-bearing deposits, which increased $21.6 million.  Other real estate owned increased approximately $9.1 million.  Other assets decreased $1.3 million, largely due to a $2.0 million valuation allowance being established against the deferred tax asset.

Total liabilities decreased $3.7 million, with deposits increasing approximately $2.9 million, other borrowings decreasing $6.2 million, and other liabilities decreasing $406,000.  Brokered and other wholesale time deposits increased $11.9 million during the six month period, while retail deposits decreased $9.0 million.  The $6.2 million decrease in other borrowings was due to pay downs of Federal Home Loan Bank advances.  The decreases on the funding side of the balance sheet partially offset the decreases on the asset side of the balance sheet while increasing liquid assets to fund wholesale deposit maturities through the remainder of the year.  A net loss of approximately $6,141,000, a decrease in market value of the investments of approximately $47,000, and a debit of $26,000 for the recapture of stock option expense resulted in a net decrease of $6,214,000 in capital.

Results of Operations For The Three Months Ended June 30, 2009 and 2008.

The Company had a net loss of approximately $4,887,000 for the three months ended June 30, 2009 compared to a profit of $110,000 during the second quarter of 2008.  The primary component of the loss was a substantial increase in the provision for loan loss reserves.  The Company made a provision of $2.6 million dollars to the reserve for loan losses during the quarter ended June 30, 2009, compared to $265,000 for the same quarter in the previous year.  The additional provision was necessary to cover potential losses in the loan portfolio.  The company also set up a $2.0 million valuation allowance against the deferred tax asset, which offset the balance in the asset account and reversed the tax benefit of the losses on the income statement.  Another significant factor in the net loss is the decrease in the net interest margin due to a decrease in loan yields coupled with an increase in non-performing assets.  Non-interest income decreased $33,000 during the second quarter of 2009 compared to the second quarter of 2008.  Total other expenses increased $470,000 compared to the three months ended June 30, 2008.

Interest income decreased approximately $1,343,000 for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  Loan interest and fee income decreased $1,123,000 for the second quarter in 2009 when compared to the second quarter of 2008.  This decrease was primarily due to the decrease in the balances of loans, as well as the increase in non-performing loans during this period, which reduces the interest and fee income of the loan portfolio.  The decrease was also partially rate driven, as market rates have dropped significantly between the two periods.  Investment income decreased $208,000 during the period due to lower balances and yields.  The portfolio, which had been decreasing, is now being held relatively constant by the replacement of called and maturing securities.  However, investment income will more than likely continue to decrease through the remainder of 2009 due to current investment yields being lower than the yields on called and maturing securities.  Because of the substantially low rate environment brought on by the weak economy and the increase in non-performing assets, management expects interest income to continue to be lower than 2008 levels.

Interest expense for the second quarter of 2009 saw a decrease of $552,000 over the second quarter of 2008, with deposit expense decreasing approximately $473,000 for the quarter.  Interest paid on money market accounts decreased $389,000, as the money market products are priced as a percentage of the Prime Rate, and this index rate was lowered over the last year.  Average balances in these accounts were also substantially lower in the second quarter of 2009 compared to the second quarter of 2008.  Rates on time deposits and other borrowings also trended lower due to lower interest rates.  Interest on other borrowings decreased $79,000 for the year-to-date period ended June 30, 2009 when compared to the same period in 2008, primarily due to lower outstanding balances on the borrowings.

The net interest margin for the second quarter was 2.72%, a 73 basis point drop from the 3.45% posted for the same period in 2008.  Loan yields for the quarter ended June 30, 2009 were 6.33%, compared to 7.24% for the same period in 2008.  This decrease of 91 basis points is attributable to the quick repricing nature of our loan portfolio as rates drop.   The cost of funds has decreased 57 basis points, posting a 2.94% cost for the second quarter of 2009 versus 3.51% for second quarter of 2008.  Net interest income decreased approximately $791,000 for the second quarter of 2009 when compared to the second quarter of 2008.

The provision for loan losses during the quarter ended June 30, 2009 was $2,575,000, compared to $265,000 for the quarter ended June 30, 2008.  Net charge offs for the second quarter of 2009 were $1,204,000, compared to $30,000 for the second quarter of 2008, as the economy further deteriorated as compared to the prior year.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done periodically to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

Other income decreased $33,000 in the second quarter of 2009 when compared to the second quarter of 2008.  Service charges on deposit accounts decreased $25,000 due to a decrease in overdraft fees.  Mortgage loan fees increased $27,000 due to increased activity.  Other operating income decreased $35,000 during the second quarter of 2009 compared to the second quarter of 2008, primarily due to a $26,000 decrease in brokerage revenues.

Other expenses increased $470,000 for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  Salaries and employee benefits decreased $402,000 due to staffing and salary reductions at the end of 2008 and the beginning of 2009.  As additional cost-cutting measures, there have been no bonus accruals or payouts in 2009, and the Bank's 401k match has been suspended.  These steps should lower salaries and benefits expense through the remainder of 2009.  Equipment and occupancy decreased $31,000 in the second quarter of 2009 compared to the second quarter of 2008, primarily due to lower maintenance and depreciation expenses.  Losses on the sale of foreclosed assets were $483,000 for the second quarter of 2009 vs. $145,000 for the second quarter of 2008, an increase of $338,000.  Foreclosed assets are disposed of as quickly as possible to minimize carrying costs.  However, some types of assets, such as raw land, land lots, and commercial property usually take longer to sell due to the economic climate.  Each foreclosed asset is evaluated and the cost-benefits of a short vs. longer-term holding period are considered regarding the disposal of the asset.  The foreclosure expenses are expected to stay elevated during 2009 due to the number of foreclosed assets the Bank is carrying.  Other operating expenses increased $564,000 during the same period, mostly due to an increase of $388,000 in expenses related to foreclosed assets.  The subsidiary bank also accrued $140,000 in additional FDIC Insurance premiums for a special assessment levied on all banks.  These premiums will be paid in the third quarter of 2009.

Due to a $2.0 million valuation allowance being created to offset the deferred tax asset, there was a tax expense of $1,450,000 recognized during the second quarter of 2009 even though the company experienced a pre-tax loss of $3,437,000. The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.  The effective tax rate for the second quarter of 2008 was 34%.

Results of Operations For The Year To Date Periods Ended June 30, 2009 and 2008.

The Company experienced a net loss of $6,141,000 for the six months ended June 30, 2009, as compared to net income of $270,000 for the six months ended June 30, 2008.  Increased loan losses, the establishment of a valuation allowance against the deferred tax asset, increased expenses related to foreclosed assets, and margin compression due to a decrease in loan yields coupled with an increase in non-performing assets are the primary contributors for the decrease.  Non-interest income decreased $83,000 due to lower brokerage revenues and overdraft fees. Non-interest expense increased $960,000, due primarily to losses and other expenses related to foreclosed assets.

Interest income decreased approximately $2.5 million for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.  Loan interest and fee income decreased $2.2 million for the year to date period ended June 30, 2009 when compared to the same year to date period in 2008.  This decrease was driven by decreased volume and rates.  Average loan balances decreased approximately $21.4 million over the 12 month period.  Average yields decreased 114 basis points, from 7.44% for the six months ended June 30, 2008 to 6.30% for the six months ended June 30, 2009.  Income on Fed funds sold decreased $19,000 due to much lower rates over the first six months of 2009 vs. the first six months of 2008.  Income on investments decreased approximately $350,000, as the average balances were lower for year-to-date 2009 as compared to year-to-date 2008.  The level of investment earnings may decrease later in the year due to the lower balances and rates.  The substantially low rate environment brought on by the weak economy will continue to negatively affect interest income.

Interest expense for the six month period ended June 30, 2009 saw a decrease of $1.2 million over the six month period of 2008.  Deposit expense decreased approximately $1.1 million for the year-to-date period.  Interest rates on money market accounts and time deposits were much lower for the first six months of 2009 compared to the same period last year, and the average balances on these deposits was slightly lower.  Interest on other borrowings decreased $124,000 for the six months ended June 30, 2009 when compared to the same period in 2008 due to a relatively equal benefit of lower rates and balances.

The net interest margin for the year to date period ended June 30, 2009 was 2.76%, a 67 basis point drop from the 3.43% posted for the same period in 2008.  Loan yields for the first six months of 2009 were 6.30%, compared to 7.44% for the same period in 2008.  This decrease of 114 basis points is primarily attributable to the lower average balances in loans for 2009 and the quick repricing nature of our loan portfolio as rates dropped.  Increases in the interest foregone on nonperforming assets also had an affect on the margin.  The cost of funds decreased 74 basis points between the two periods.    Money market accounts showed the largest decrease in cost of funds - 143 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $1,315,000 for the first six months of 2009 when compared to the first six months of 2008.

The provision for loan losses during the year to date period ended June 30, 2009 was $4,085,000, compared to $573,000 for the year to date period ended June 30, 2008.  Net charge offs continued to increase as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done regularly to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

Other income decreased $83,000 for the first six months of 2009 when compared to the first six months of 2008.  Service charges on deposit accounts decreased $32,000, primarily because of lower overdraft fees.  Mortgage origination fee income increased $95,000 due to increased mortgage volume attributable to lower interest rates.  Other operating income decreased $146,000 primarily due to a $123,000 write-off of correspondent bank stock during the first quarter of 2009.

Other expenses increased $959,000 for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.  Salaries and employee benefits decreased $606,000 due to staffing and salary reductions at the end of 2008 and the beginning of 2009.  Equipment and occupancy expenses decreased $55,000 due to reduced repairs and maintenance, as well as lower depreciation.  Losses on sales of foreclosed asset increased $855,000 over last year.  The volume of foreclosed asset sales has increased, although the individual sale losses have been less than expected.  Other operating expenses increased $765,000 compared to the same period last year.  This increase is primarily due to foreclosure-related expenses being $552,000 more than last year and a $140,000 accrual for a one-time special assessment of FDIC insurance during the second quarter of 2009.  Legal fees have been $50,000 more than last year, and accounting/auditing have increased $36,000.

Due to a $2.0 million valuation allowance being created to offset the deferred tax asset, there was a year-to-date tax expense of $681,000 recognized during the second quarter of 2009 even though the company experienced a pre-tax loss of $5,460,000.  The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.  The effective tax rate for the second quarter of 2008 was 34%.

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

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  The current reserve as a percentage of the loan portfolio is 2.49% compared to 2.16% at December 31, 2008.  The current reserve reflects the potential of losses in the portfolio at June 30, 2009 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	June 30,
	2009	2008
(in $000s)
Average amount of loans outstanding	$233,407	$254,823

Balance of allowance for loan losses
at beginning of period	5,388	3,280

Loans charged off
Commercial and financial	31	231
Real estate mortgage	3,812	79
Installment	162	54
Total charge offs	4,005	364

Loans recovered
Commercial and financial	-	6
Real estate mortgage	11	3
Installment	20	18
Total recoveries	31	27

Net charge-offs	3,974	337
Additions to allowance charged
to operating expense during period	4,085	573

Balance of allowance for loan losses
at end of period	$5,499	$3,516

Ratio of net loans charged off during
the period to average loans outstanding	1.70%	0.13%

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

Nonaccrual loans at June 30, 2009 were $12.6 million, compared to $20.0 million at December 31, 2008 and $5.5 million at June 30, 2008.  During the first half of 2009, approximately $14.1 million of non-accrual loans were transferred to other real estate owned.  The Bank has a larger than normal inventory of other real estate owned that is currently working through the balance sheet.  Management is aggressively marketing these properties to move them off the balance sheet with minimum losses.  Credit quality has continued to deteriorate concurrently with the economic environment.  The Bank works diligently with its past due customers to assist them in solutions to their credit problems, many of which are the result of a slow-down in the customers' business activities.

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

	June 30,		December 31,
	2009	2008	2008

Nonperforming assets:
Nonaccrual loans	$12,552	$5,474	19,980
Restructured loans	-	432	-
Other real estate owned	18,249	4,753	9,135
Total nonperforming assets	$30,801	$10,659	29,115

Potential problem loans:
Loans 90 days or more past due and still accruing	336	4	1,499
Total nonperforming and potential problem loans	31,137	10,663	30,614

Nonperforming assets and potential problem loans to total loans and other real estate	13.01%	3.99%	11.83%
Reserve for loan losses to nonperforming assets and potential problem loans	17.66%	32.98%	17.60%

Interest at contracted rates (a)	$234	$126	418
Interest recorded as income	-	-	-
Reduction of Interest Income for period	$234	$126	418
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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders occurred on May 27, 2009.  Class II directors were up for election at the meeting to serve terms for three years.

Set forth below is the number and percentage of total votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Sam R. McCleskey	# of Shares	% Voted

For	636,520	99.97%
Against	0	0.00%
Abstained	0	0.00%
Withheld	200	0.03%
TOTAL	636,720

Stephen A. Taylor

For	636,520	99.97%
Against	0	0.00%
Abstained	0	0.00%
Withheld	200	0.03%
TOTAL	636,720

B. Don Temples

For	636,520	99.97%
Against	0	0.00%
Abstained	0	0.00%
Withheld	200	0.03%
TOTAL	636,720

ITEM 6.   EXHIBITS AND REPORTS

(a)   Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY HOLDINGS, INC.
(Registrant)

DATE:  August 12, 2009

/s/ Michael L. McPherson
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  August 12, 2009

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2009	/s/ Michael L. McPherson
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2009	/s/ Jeff L. Sanders
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

/s/Michael L. McPherson
MICHAEL L. McPHERSON

Chief Executive Officer

August 12, 2009

/s/Jeff L. Sanders
JEFF L. SANDERS

Chief Financial and Accounting Officer

August 12, 2009

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.