Form 10-Q/A
period 2009-06-30
UNITY HOLDINGS INC
filed 2009-09-08
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

1,148,499; $0.01 par value.

EXPLANATORY NOTE

On August 24, 2009, the audit committee of the board of directors of Unity Holdings, Inc. (the "Company") determined that based on the results of the recently completed regulatory exam of its subsidiary bank, Unity National Bank (the "Bank"), it is necessary to amend  the financial statements included in its report on Form 10-Q for the period ended June 30, 2009 which was filed with the Commission on August 14, 2009 (the "Original Filing").  In the exam, the Office of the Comptroller of the Currency ("OCC") concluded the Bank would be required to increase the amount of its allowance for loan losses by approximately $4.6 million dollars.  The increase is primarily based on the recent history of increased loan charge offs.  The $4.6 million adjustment is reflected in the financial statements of this amended filing, and included in the associated discussions.  This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 4T - Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6 - Exhibits	22

	signatures	23

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	6/30/2009	12/31/2008
ASSETS	(Unaudited)
Cash and due from banks	$10,788,347	$4,196,837
Interest-bearing deposits in banks	15,924,918	905,830
Federal funds sold	2,875,000	11,172,000
Securities available for sale	16,408,058	18,265,634
Restricted equity securities, at cost	2,552,550	2,881,678
Loans	218,959,244	249,636,747
Less allowance for loan losses	7,933,093	5,388,430
Loans, net	211,026,151	244,248,317
Premises and equipment	10,771,704	10,989,657
Foreclosed assets	18,249,193	9,136,196
Other assets	9,892,944	11,234,044
TOTAL ASSETS	$ 298,488,865	$ 313,030,193

LIABILITIES
Deposits
Noninterest-bearing	$14,097,361	$13,329,798
Interest-bearing	237,875,782	235,752,907
Total deposits	251,973,143	249,082,705
Other borrowings	32,700,000	38,900,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,262,958	1,669,278
Total liabilities	289,029,101	292,744,983

Commitments and contingencies
Redeemable common stock held by KSOP	551,159	551,512

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,148,499 and 1,148,513 issued and outstanding, respectively.	11,485	11,485
Capital surplus	11,759,756	11,785,163
Retained earnings	(2,875,662)	7,876,572
Accumulated other comprehensive income	13,026	60,478
Total stockholders' equity	8,908,605	19,733,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,488,865	$313,030,193

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans	$3,575,991	$4,698,580	$7,292,847	$9,451,425
Taxable securities	106,709	306,726	258,014	591,911
Nontaxable securities	55,956	63,981	111,853	128,005
Federal funds sold	19	12,395	2,381	21,397
Deposits in banks	628	607	863	3,804
Total interest income	3,739,303	5,082,289	7,665,958	10,196,542
Interest expense
Deposits	1,698,534	2,171,434	3,443,193	4,534,741
Other borrowings	359,607	439,046	740,371	864,306
Total interest expense	2,058,141	2,610,480	4,183,564	5,399,047
Net interest income	1,681,162	2,471,809	3,482,394	4,797,495
Provision for loan losses	7,186,234	265,000	8,696,234	573,000
Net interest income (expense) after
provision for loan losses	(5,505,072)	2,206,809	(5,213,840)	4,224,495

Other income
Service charges on deposit accounts	228,356	252,992	439,712	471,575
Mortgage Loan Fees	110,233	83,210	239,148	143,778
Other operating income	171,290	206,943	244,514	391,062
Total other income	509,879	543,145	923,374	1,006,415
Other expenses
Salaries and employee benefits	969,936	1,372,068	1,986,862	2,592,635
Equipment and occupancy expenses	281,458	312,053	559,570	614,812
Loss on sale of foreclosed assets	483,436	144,648	1,005,432	149,986
Other operating expenses	1,318,613	754,606	2,228,682	1,463,346
Total other expenses	3,053,443	2,583,375	5,780,546	4,820,779

Income (loss) before income taxes (benefits)	(8,048,636)	166,579	(10,071,012)	410,131
Income tax expense	1,449,609	56,821	681,223	140,085
Net income (loss)	$(9,498,245)	$109,758	$(10,752,235)	$270,046

Basic earnings (loss) per share	$(8.27)	$0.11	$(9.36)	$0.27
Diluted earnings (loss) per share	$(8.27)	$0.10	$(9.36)	$0.24
Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (loss)	($9,498,245)	$109,758	($10,752,235)	$270,046

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during period,
net of tax	54,210	(380,648)	(47,452)	(306,842)

Comprehensive loss	($9,444,035)	($270,890)	($10,799,687)	($36,796)

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(10,752,235)	$270,046
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	278,803	293,675
Provision for loan losses	8,696,234	573,000
Loss on Silverton Financial Services stock	123,178	-
Loss on disposal of equipment	-	427
Loss on sale of foreclosed assets	1,005,432	39,702
Decrease in interest receivable	166,927	200,807
(Decrease) increase in interest payable	(47,571)	12,460
Stock compensation expense (benefit)	(25,407)	6,352
Net other operating activities	849,500	(960,829)
Net cash provided by operating activities	294,861	435,640

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(15,019,088)	114,803
Purchases of securities available-for-sale	(5,995,734)	(15,238,645)
Proceeds from maturities of securities available-for-sale	7,771,429	14,659,794
(Purchase) redemption of restricted equity securities	205,950	(687,850)
Decrease (increase) in federal funds sold	8,297,000	(411,000)
Decrease (increase) in loans	10,416,058	(22,642,477)
Capital improvements on other real estate owned	(22,627)	-
Proceeds from sale of other real estate	4,014,073	449,922
Purchase of premises and equipment	(60,850)	(79,415)
Net cash provided by (used in) investing activities	9,606,211	(23,834,868)

FINANCING ACTIVITIES
Increase in deposits	2,890,438	5,564,606
Proceeds from other borrowings	-	26,750,000
Repayments of other borrowings	(6,200,000)	(9,900,000)
Net cash provided by (used in) financing activities	(3,309,562)	22,414,606

Net increase (decrease) in cash and due from banks	6,591,510	(984,622)
Cash and due from banks at beginning of period	4,196,837	6,311,833
Cash and due from banks at end of period	$10,788,347	$5,327,211

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$4,231,135	$5,386,587
Income taxes	$(1,035,173)	$557,536

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$-	$63,500
Loans transferred to other real estate owned	$14,109,875	$2,905,202

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

NOTE 2.   MANAGEMENT'S PLAN OF ACTION

Due to the increased losses and deteriorating capital position of the company, management continues to pursue interested investors.  A public offering of common stock is being finalized, and private investors who may wish to purchase large amounts of capital are also being considered.  However, no additional capital has been raised as of the date of this filing.

Due to the present capital position of the company and expectation of continued losses in the future, the ability of the company to continue as a going concern is largely dependent upon securing additional capital.

NOTE 3.   EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,508	987,557	1,148,511	987,557

Net income (loss)	$(9,498,245)	$109,758	$(10,752,235)	$270,046
Basic earnings (losses) per share	$(8.27)	$0.11	$(9.36)	$0.27

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,148,508	987,557	1,148,511	987,557
Dilutive Effect	-	132,151	-	132,094
Weighted average common shares outstanding-after dilutive effect	1,148,508	1,119,708	1,148,511	1,119,651

Net income (loss)	$(9,498,245)	$109,758	$(10,752,235)	$270,046
Diluted earnings (losses) per share	$(8.27)	$0.10	$(9.36)	$0.24

NOTE 4.  SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
Securities Available for Sale
June 30, 2009:
U.S. Government sponsored agency securities	$11,239,033	$21,137		$(51,436)	$11,208,734
Municipal securities	5,149,289	73,144	#	(23,109)	5,199,324
	$16,388,322	$94,281		$(74,545)	$16,408,058

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
$

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

NOTE 4.  SECURITIES (Continued)

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

NOTE 5.   FAIR VALUE DISCLOSURES

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

NOTE 5.   FAIR VALUE DISCLOSURES (Continued)

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present  value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first half of 2009, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $8.4 million as of June 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Fair Value Option

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial

NOTE 5.   FAIR VALUE DISCLOSURES (Continued)

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

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

	June 30, 2009
	Carrying	Fair
	Value	Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$29,588	$29,588
Securities available for sale	16,408	16,408
Restricted equity securities	2,553	2,553
Loans, net	211,026	205,085
Bank owned life insurance	6,291	6,291
Accrued interest receivable	1,323	1,323

Financial liabilities:
Deposits	251,973	258,070
Borrowings	32,700	33,375
Guaranteed subordinated debentures	3,093	3,093
Accrued interest payable	455	455

NOTE 6.   SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 24, 2009, which is the date the financial statements were available to be issued.

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

Liquidity and Capital Resources

During the six month period ended June 30, 2009, earning assets decreased $26.0 million.  The loan portfolio decreased $30.7 million in an effort to reduce the asset size of the bank, improve liquidity, and preserve capital.  Of this decrease, $14.1 million in loans was transferred to foreclosed assets, which increased $9.1 million net of sales and impairments.  Federal funds sold decreased $8.3 million, as these funds were transferred to interest bearing deposits.  Securities available for sale decreased $1.9 million due to calls being exercised by the issuers of the securities.  Most of the called bonds were replaced during the current quarter with government agency securities with 2-5 year maturities.  Deposits increased $2.9 million, and other borrowings decreased $6.2 million due to the paydown of Federal Home Loan Bank advances.  In total, liabilities decreased $3.7 million during the six month period, while total assets decreased $14.5 million.  As of June 30, 2009, our liquidity position, as determined under guidelines established by regulatory authorities, remained satisfactory.  We will continue to monitor liquidity and make adjustments as deemed necessary.

We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.  Wholesale CD balances as of June 30, 2009 were approximately $41.9 million, compared to $30.0 million as of December 31, 2008.   Wholesale CD's are useful for obtaining deposit funds for specific maturities, often at a lower rate than local deposits.  At June 30, 2009, Federal Home Loan Bank ("FHLB") borrowings amounted to $31.2 million, compared to $37.4 million reported for December 31, 2008.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit with a correspondent bank for $1.5 million at the parent level to use in capital replenishment.  As of June 30, 2009, we had $1.5 million outstanding on the line of credit which has been used to strengthen the capital position of the Bank.  This line of credit matured on August 31, 2009, and the Company is currently negotiating the terms of renewal.

At June 30, 2009, the Company was "under-capitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Risk-Based Capital to Risk Weighted Assets
Consolidated	6.24%	N/A	N/A
Bank	7.10%	8.00%	10.00%

Tier 1 Capital to Risk Weighted Assets
Consolidated	4.96%	N/A	N/A
Bank	5.82%	4.00%	6.00%

Tier 1 Capital to Average Assets
Consolidated	3.98%	N/A	N/A
Bank	4.68%	4.00%	5.00%

An "under-capitalized" position subjects the subsidiary bank to certain regulatory restrictions.  The primary restrictions are the inability to solicit or renew brokered deposits, and caps on maximum rates that can be paid on  deposits.  These restrictions may make it more difficult for the bank to gather and retain deposits in the future to fund liquidity needs.

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

Financial Condition

Total assets decreased $14.5 million for the six month period ended June 30, 2009.  Net loans decreased $33.2 million, with $14.1 million of the loan balances being transferred to other real estate owned.  Investments decreased $2.2 million due to called securities for the period that were not replaced and a $123,000 write off of stock held in a correspondent bank that was closed by regulators in May, 2009.  Fed funds sold decreased $8.3 million, and the balances were largely transferred to cash and due from banks and interest-bearing deposits, which increased $21.6 million.  Other real estate owned increased approximately $9.1 million.  Other assets decreased $1.3 million, largely due to a $2.0 million valuation allowance being established against the deferred tax asset.

Total liabilities decreased $3.7 million, with deposits increasing approximately $2.9 million, other borrowings decreasing $6.2 million, and other liabilities decreasing $406,000.  Brokered and other wholesale time deposits increased $11.9 million during the six month period, while retail deposits decreased $9.0 million.  The $6.2 million decrease in other borrowings was due to pay downs of Federal Home Loan Bank advances.  The decreases on the funding side of the balance sheet partially offset the decreases on the asset side of the balance sheet while increasing liquid assets to fund wholesale deposit maturities through the remainder of the year.  A net loss of approximately $10.8 million was the primary factor in a net decrease of $10.8 million in capital.

Results of Operations For The Three Months Ended June 30, 2009 and 2008.

The Company had a net loss of approximately $9.5 million for the three months ended June 30, 2009 compared to a profit of $110,000 during the second quarter of 2008.  The primary component of the loss was a substantial increase in the provision for loan loss reserves.  The Company made a provision of $7.2 million dollars to the reserve for loan losses during the quarter ended June 30, 2009, compared to $265,000 for the same quarter in the previous year.  The additional provision was necessary to cover potential losses in the loan portfolio.  The company also set up a $2.0 million valuation allowance against the deferred tax asset, which offset the balance in the asset account and reversed the tax benefit of the losses on the income statement.  Another significant factor in the net loss is the decrease in the net interest margin due to a decrease in loan yields coupled with an increase in non-performing assets.  Non-interest income decreased $33,000 during the second quarter of 2009 compared to the second quarter of 2008.  Total other expenses increased $470,000 compared to the three months ended June 30, 2008.

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

The provision for loan losses during the quarter ended June 30, 2009 was $7.2 million, compared to $265,000 for the quarter ended June 30, 2008.  Net charge offs for the second quarter of 2009 were $3.4 million, compared to $30,000 for the second quarter of 2008, as the economy further deteriorated as compared to the prior year.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done periodically to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

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

Due to a $2.0 million valuation allowance being created to offset the deferred tax asset, there was a tax expense of $1,450,000 recognized during the second quarter of 2009 even though the company experienced a pre-tax loss of $8,049,000. The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.  The effective tax rate for the second quarter of 2008 was 34%.

Results of Operations For The Year To Date Periods Ended June 30, 2009 and 2008.

The Company experienced a net loss of $10.8 million for the six months ended June 30, 2009, as compared to net income of $270,000 for the six months ended June 30, 2008.  Increased loan losses, the establishment of a valuation allowance against the deferred tax asset, increased expenses related to foreclosed assets, and margin compression due to a decrease in loan yields coupled with an increase in non-performing assets are the primary contributors for the decrease.  Non-interest income decreased $83,000 due to lower brokerage revenues and overdraft fees. Non-interest expense increased $960,000, due primarily to losses and other expenses related to foreclosed assets.

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

The provision for loan losses during the year to date period ended June 30, 2009 was $8.7 million, compared to $573,000 for the year to date period ended June 30, 2008.  Net charge offs continued to increase as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done regularly to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

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

Due to a $2.0 million valuation allowance being created to offset the deferred tax asset, there was a year-to-date tax expense of $681,000 recognized during the second quarter of 2009 even though the company experienced a pre-tax loss of $10.1 million.  The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.  The effective tax rate for the second quarter of 2008 was 34%.

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

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  The current reserve as a percentage of the loan portfolio is 3.62% compared to 2.16% at December 31, 2008.  The current reserve reflects the potential of losses in the portfolio at June 30, 2009 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	June 30,
	2009	2008
(in $000s)
Average amount of loans outstanding	$233,407	$254,823

Balance of allowance for loan losses
at beginning of period	5,388	3,280

Loans charged off
Commercial and financial	31	231
Real estate mortgage	5,708	79
Installment	443	54
Total charge offs	6,182	364

Loans recovered
Commercial and financial	-	6
Real estate mortgage	11	3
Installment	20	18
Total recoveries	31	27

Net charge-offs	6,151	337
Additions to allowance charged
to operating expense during period	8,696	573

Balance of allowance for loan losses
at end of period	$7,933	$3,516

Ratio of net loans charged off during
the period to average loans outstanding	2.64%	0.13%

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

Nonaccrual loans at June 30, 2009 were $10.6 million, compared to $20.0 million at December 31, 2008 and $5.5 million at June 30, 2008.  During the first half of 2009, approximately $14.1 million of non-accrual loans were transferred to other real estate owned.  The Bank has a larger than normal inventory of other real estate owned that is currently working through the balance sheet.  Management is aggressively marketing these properties to move them off the balance sheet with minimum losses.  Credit quality has continued to deteriorate concurrently with the economic environment.  The Bank works diligently with its past due customers to assist them in solutions to their credit problems, many of which are the result of a slow-down in the customers' business activities.

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

	June 30,		December 31,
	2009	2008	2008

Nonperforming assets:
Nonaccrual loans	$ 10,636	$ 5,474	19,980
Restructured loans	-	432	-
Other real estate owned	18,249	4,753	9,135
Total nonperforming assets	$ 28,885	$ 10,659	29,115

Potential problem loans:
Loans 90 days or more past due and still accruing	127	4	1,499
Total nonperforming and potential problem loans	29,012	10,663	30,614

Nonperforming assets and potential problem loans to total loans and other real estate	12.23%	3.99%	11.83%
Reserve for loan losses to nonperforming assets and potential problem loans	27.34%	32.98%	17.60%

Interest at contracted rates (a)	$ 234	$ 126	418
Interest recorded as income	-	-	-
Reduction of Interest Income for period	$ 234	$ 126	418

(a)	Interest income on nonaccruals that would have beeen recorded, if the loans remained current and in accordance with original terms.

Item 4T.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Subsequent to the date of this evaluation, we have determined that our controls over financial reporting are not effective relative to problem loan identification and reporting.  These controls were deemed to be ineffective as a result of the recently completed regulatory exam of our subsidiary bank in which the regulators determined, based on their judgment, that our June 30, 2009 allowance for loan losses was materially understated.

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

DATE:  September 2, 2009

/s/ Michael L. McPherson
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  September 2, 2009

/s/ Jeff L. Sanders
Jeff L. Sanders, Senior Vice President and C.F.O.
(Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael L. McPherson, Chief Executive Officer, certify that:

1.	I have reviewed this Form 10-Q/A of Unity Holdings, Inc.;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 2, 2009	/s/ Michael L. McPherson
MICHAEL L.McPHERSON
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a) UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Jeff L. Sanders, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this Form 10-Q/A of Unity Holdings, Inc.;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 2, 2009	/s/ Jeff L. Sanders
JEFF L. SANDERS
Chief Financial and Accounting Officer

Exhibit 32

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Jeff L. Sanders, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/Michael L. McPherson
MICHAEL L. McPHERSON

Chief Executive Officer

September 2, 2009

/s/Jeff L. Sanders
JEFF L. SANDERS

Chief Financial and Accounting Officer

September 2, 2009

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.