Form 10-Q/A
period 2009-09-30
UNITY HOLDINGS INC
filed 2009-11-12
CIK 1054929

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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
Yes ___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2009:

1,148,499; $0.01 par value.

UNITY HOLDINGS, INC. AND SUBSIDIARY

INDEX
		Page No.
PART I.	FINANCIAL INFORMATION
	Item 1 - Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4T - Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6 - Exhibits	21

	signatures	22

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	9/30/2009	12/31/2008
ASSETS
Cash and due from banks	$3,550,535	$4,196,837
Interest-bearing deposits in banks	27,042,883	905,830
Federal funds sold	5,225,000	11,172,000
Securities available for sale	16,675,291	18,265,634
Restricted equity securities, at cost	2,551,700	2,881,678
Loans	213,234,948	249,636,747
Less allowance for loan losses	8,006,400	5,388,430
Loans, net	205,228,548	244,248,317
Premises and equipment	10,673,053	10,989,657
Foreclosed assets	17,419,416	9,136,196
Other assets	9,623,593	11,234,044
TOTAL ASSETS	$297,990,019	$313,030,193

LIABILITIES
Deposits
Noninterest-bearing	$14,448,023	$13,329,798
Interest-bearing	244,487,175	235,752,907
Total deposits	258,935,198	249,082,705
Other borrowings	27,700,000	38,900,000
Guaranteed subordinated debentures	3,093,000	3,093,000
Other liabilities	1,146,501	1,669,278
Total liabilities	290,874,699	292,744,983

Commitments and contingencies
Redeemable common stock held by KSOP	169,584	551,512

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,148,499 and 1,148,513 issued and outstanding, respectively.	11,485	11,485
Capital surplus	11,785,103	11,785,163
Retained earnings	(5,040,893)	7,876,572
Accumulated other comprehensive income	190,041	60,478
Total stockholders' equity	6,945,736	19,733,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,990,019	$313,030,193

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans	$3,273,523	$4,259,591	$10,566,370	$13,711,016
Taxable securities	118,819	268,563	376,833	860,474
Nontaxable securities	56,073	60,237	167,926	188,242
Federal funds sold	1,321	9,554	3,702	30,951
Deposits in banks	392	701	1,255	4,505
Total interest income	3,450,128	4,598,646	11,116,086	14,795,188
Interest expense
Deposits	1,657,928	2,093,014	5,101,121	6,627,755
Other borrowings	317,935	472,017	1,058,306	1,336,323
Total interest expense	1,975,863	2,565,031	6,159,427	7,964,078
Net interest income	1,474,265	2,033,615	4,956,659	6,831,110
Provision for loan losses	1,700,000	2,000,000	10,396,234	2,573,000
Net interest income (expense) after
provision for loan losses	(225,735)	33,615	(5,439,575)	4,258,110

Other income
Service charges on deposit accounts	223,772	267,130	663,484	738,705
Mortgage Loan Fees	54,408	78,457	293,556	222,235
Other operating income	116,605	208,164	310,119	599,226
Total other income	394,785	553,751	1,267,159	1,560,166
Other expenses
Salaries and employee benefits	1,000,427	1,033,599	2,987,289	3,626,234
Equipment and occupancy expenses	281,734	295,131	841,304	909,943
Loss on sale of foreclosed assets	358,690	194,649	1,364,122	344,635
Other operating expenses	1,075,005	824,262	3,252,687	2,287,608
Total other expenses	2,715,856	2,347,641	8,445,402	7,168,420

Loss before income taxes (benefits)	(2,546,806)	(1,760,275)	(12,617,818)	(1,350,144)
Income tax expense (benefit)	0	(823,454)	681,223	(683,369)
Net loss	$(2,546,806)	$(936,821)	$(13,299,041)	$(666,775)

Basic loss per share	$(2.22)	$(0.90)	$(11.58)	$(0.66)
Diluted loss per share	$(2.22)	$(0.90)	$(11.58)	$(0.66)
Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Loss	$(2,546,806)	$(936,821)	$(13,299,041)	$(666,775)

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during period,
net of tax	177,015	224,302	129,563	(82,540)

Reclassification of adjustments for gains
realized in net loss, net of tax	-	3,226	-	3,226

Comprehensive loss	$(2,369,791)	$(709,293)	$(13,169,478)	$(746,089)

See Notes to Consolidated Financial Statements.

UNITY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(13,299,041)	$(666,775)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	416,402	436,750
Provision for loan losses	10,396,234	2,573,000
Gain on sale of securities available for sale	-	(4,744)
Loss on Silverton Financial Services stock	123,178	-
Loss on disposal of equipment	-	427
Loss on sale of foreclosed assets	1,364,122	344,635
Decrease in interest receivable	252,600	511,754
Decrease in interest payable	(110,954)	(21,570)
Stock compensation expense	-	9,527
Net other operating activities	889,827	(1,495,731)
Net cash provided by operating activities	32,368	1,687,273

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(26,137,053)	101,105
Purchases of securities available-for-sale	(5,995,734)	(15,739,945)
Proceeds from sales of securities available-for-sale	-	2,268,731
Proceeds from maturities of securities available-for-sale	7,771,429	14,743,058
(Purchase) redemption of restricted equity securities	206,800	(744,150)
Decrease in federal funds sold	5,947,000	849,000
Decrease (increase) in loans	12,746,561	(21,747,234)
Capital improvements on other real estate owned	(72,325)	-
Proceeds from sale of other real estate	6,301,957	1,054,068
Purchase of premises and equipment	(99,798)	(150,676)
Net cash provided by (used in) investing activities	668,837	(19,366,043)

FINANCING ACTIVITIES
(Decrease) increase in deposits	9,852,493	(3,506,774)
Proceeds from other borrowings	-	26,750,000
Repayments of other borrowings	(11,200,000)	(9,900,000)
Proceeds from exercise of stock options	-	1,594,592
Net cash provided by (used in) financing activities	(1,347,507)	14,937,818

Net decrease in cash and due from banks	(646,302)	(2,740,952)
Cash and due from banks at beginning of period	4,196,837	6,311,833
Cash and due from banks at end of period	$3,550,535	$3,570,881

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$6,270,381	$7,985,648
Income taxes	$(1,035,173)	$557,536

NONCASH TRANSACTIONS
Financed sale of premises and equipment	$-	$63,500
Loans transferred to other real estate owned	$ 15,876,974	$5,901,560

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   MANAGEMENT'S PLAN OF ACTION

Due to the increased losses and deteriorating capital position of the company, management continues to pursue interested investors.  A public offering of common stock went effective on September 18, 2009, and private investors who may wish to purchase large amounts of preferred stock are also being considered.  However, little additional capital has been raised as of the date of this filing.

Due to the present capital position of the company and expectation of continued losses in the future, the ability of the company to continue as a going concern is largely dependent upon securing additional capital.

NOTE 3.   LOSSES PER SHARE

Presented below is a summary of the components used to calculate basic and diluted losses per common share.  The dilutive effect is calculated as the net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic Losses Per Share:
Weighted average common shares outstanding	1,148,499	1,039,249	1,148,507	1,004,913

Net loss	$(2,546,806)	$(936,821)	$(13,299,041)	$(666,775)
Basic losses per share	$(2.22)	$(0.90)	$(11.58)	$(0.66)

Diluted Losses Per Share:
Weighted average common shares outstanding	1,148,499	1,039,249	1,148,507	1,004,913
Dilutive Effect	-	-	-	-
Weighted average common shares outstanding-after dilutive effect	1,148,499	1,039,249	1,148,507	1,004,913

Net loss	$(2,546,806)	$(936,821)	$(13,299,041)	$(666,775)
Diluted losses per share	$(2.22)	$(0.90)	$(11.58)	$(0.66)

NOTE 4.  SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
September 30, 2009:
U.S. Government sponsored agency securities	$11,239,086	$120,875	$(13,125)	$11,346,836
Municipal securities	5,148,265	180,190	-	5,328,455
	$16,387,351	$301,065	$(13,125)	$16,675,291

Securities with a carrying value of $10,335,440 at September 30, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

There were no realized gains or losses on sales of securities available for sale during 2009.

The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below:

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in less than one year	$-	$-
Due from one to five years	6,998,297	7,104,347
Due from five to ten years	526,422	548,614
Due after ten years	8,862,632	9,022,330
	$16,387,351	$16,675,291

Restricted equity securities as of September 30, 2009 consist of the following:

Federal Home Loan Bank stock	$1,976,900
Federal Reserve Bank stock	481,800
Trust preferred securities	93,000
$2,551,700

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

At September 30, 2009 one debt security had an unrealized loss of $13,125, which represents a 0.08% aggregate depreciation from the Company's amortized cost basis.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4.  SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2009.

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Government sponsored federal agencies	$(13,125)	$986,875	$-	$-
State and municipal securities	-	-	-	-
Temporarily impaired debt securities	$(13,125)	$986,875	$-	$-

NOTE 5.   FAIR VALUE DISCLOSURES

On January 1, 2008, the Company adopted fair value standards that define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  These standards apply to reported balances that are required or permitted to be measured at fair value under existing accounting guidance; accordingly, the standards do not require any new fair value measurements of reported balances.

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

Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities

NOTE 5.   FAIR VALUE DISCLOSURES (Continued)

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

The following table presents financial assets measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
	Assets/Liabilities	In Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$16,675,291	$-	$16,675,291	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first three quarters of 2009, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $14.5 million as of September 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  At September 30, 2009, the carrying value of foreclosed assets was $17.4 million.  This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals, subject to management adjustments to deduct selling costs or other downward revisions as deemed necessary based on market conditions.

Fair Value Option

Effective January 1, 2008, companies are allowed to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The Company has not elected the fair value option that is offered under existing accounting guidance.

NOTE 5.   FAIR VALUE DISCLOSURES (Continued)

Fair Value Disclosures

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair
	Value	Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$35,818	$35,818
Securities available for sale	16,675	16,675
Restricted equity securities	2,552	2,552
Loans, net	205,229	198,881
Bank owned life insurance	6,336	6,336
Accrued interest receivable	1,237	1,237

Financial liabilities:
Deposits	258,935	264,391
Borrowings	27,700	28,199
Guaranteed subordinated debentures	3,093	3,093
Accrued interest payable	391	391

NOTE 6.   SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were available to be issued.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.  Refer to Note 5 in the notes to the consolidated financial statements for a discussion on the policies regarding the valuation of foreclosed assets.

Liquidity and Capital Resources

During the nine month period ended September 30, 2009, earning assets decreased $18.1 million.  The loan portfolio decreased $36.4 million in an effort to reduce the asset size of the bank, improve liquidity, and preserve capital.  Of this decrease, $15.9 million in loans was transferred to foreclosed assets, which increased $8.3 million net of sales and impairments.  Federal funds sold decreased $5.9 million, as these funds were transferred to interest bearing deposits.  Securities available for sale decreased $1.6 million due to calls being exercised by the issuers of the securities.  Most of the called bonds were replaced with government agency securities with 2-5 year maturities.  Deposits increased $9.9 million, and other borrowings decreased $11.2 million due to the paydown of Federal Home Loan Bank advances.  In total, liabilities decreased $1.9 million during the nine month period, while total assets decreased $15.0 million.  As of September 30, 2009, our liquidity position, as determined under guidelines established by regulatory authorities, remained satisfactory.  We will continue to monitor liquidity and make adjustments as deemed necessary.  We consider our liquidity strategy to be adequate to meet operating and loan funding requirements without incurring excessive risk.

Wholesale and brokered CD balances as of September 30, 2009 were approximately $53.0 million, compared to $30.0 million as of December 31, 2008.   Wholesale and brokered CD's are useful for obtaining deposit funds for specific maturities, often at a lower rate than local deposits.  Due to the subsidiary bank being in an undercapitalized position, we are no longer allowed to accept or renew brokered deposits.  At this time, maturing brokered deposits are being replaced primarily by wholesale "Internet" CD's.  At September 30, 2009, Federal Home Loan Bank ("FHLB") borrowings amounted to $26.2 million, compared to $37.4 million reported for December 31, 2008.  FHLB borrowings have been favorably priced for short and long borrowing terms, so the Company used this funding source to achieve better margins and mitigate interest rate risk.  Currently, there is no additional borrowing capacity available from the FHLB.  Additionally, we have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We have a $2.0 million federal funds line of credit available through our primary correspondent bank, with no balance outstanding.  This line of credit is secured by $2.5 million of securities from the bank's investment portfolio.

We also have a line of credit with a correspondent bank for $1.5 million at the parent level to use in capital replenishment.  As of September 30, 2009, we had $1.5 million outstanding on the line of credit, which has been used to strengthen the capital position of the Bank.  This line of credit matured on August 31, 2009, and the lending institution has not informed the company of the terms of renewal or requested a payoff of the line of credit.  The line of credit is secured by the subsidiary bank's stock.  If the loan is called or required to be paid off, the subsidiary bank would need regulatory approval to pay a dividend to the holding company for that purpose.  If regulatory approval cannot be obtained, the lending institution could gain control of the subsidiary bank.

At September 30, 2009, the Company was "undercapitalized" based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual	Minimum Regulatory Requirement	To Be Considered "Well Capitalized"

Consolidated	5.44%	N/A	N/A
Bank	6.16%	8.00%	10.00%

Consolidated	4.16%	N/A	N/A
Bank	4.88%	4.00%	6.00%

Consolidated	3.25%	N/A	N/A
Bank	3.86%	4.00%	5.00%

An "undercapitalized" position subjects the subsidiary bank to certain regulatory restrictions.  The primary restrictions are the inability to solicit or renew brokered deposits, and caps on maximum rates that can be paid on local deposits.  These restrictions may make it more difficult for the bank to gather and retain deposits in the future to fund liquidity needs.

From time to time, the Company may use capital infusions from the parent to maintain adequate capital.  We have net subordinated debentures of $3.0 million for use in maintaining capital levels at our bank subsidiary.   We also have a line of credit with a correspondent bank for $1.5 million at the parent level to use in capital replenishment.  As of September 30, 2009, we have fully utilized the subordinated debentures and had $1.5 million drawn on our holding company line.

In compliance with the written agreement with the Office of the Comptroller of the Currency ("OCC") dated February 3, 2009, the Company is currently engaging in negotiations with potential accredited investors in an effort to raise additional capital for future needs.  A registered public offering is also in effect.  In June, 2009, the Company entered into an agreement with Moody Capital, LLC to assist in the sale of the stock.  Moody Capital will be paid a fee for their services as an investment banker for the Company.  The Company's goal is to raise $15 million in additional capital through the sale of preferred stock, common stock, or a combination of both.

To date, interest in the registered public offering has been very limited.  To date, we have received no binding subscriptions, but have received one expression of interest from an investment group for the purchase of both common and preferred stock.  The details of the proposed transaction have not been finalized, and regulatory approval will be required before closing.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of September 30, 2009 is as follows:

Commitments to extend credit	$10,558,000
Standby letters of credit	248,000
$10,806,000

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

At September 30, 2009, we had arrangements with our primary correspondent bank for a secured federal funds line of $2.0 million.  We maintain a line of credit with the FHLB as an external funding source.  According to our pledged collateral for the line, we can borrow up to approximately $26.2 million on this line.  At September 30, 2009, the total amount of $26.2 million was outstanding.  The Bank also has a line of credit through the Federal Reserve Discount Window.  The amount available from this line was $9.0 million as of September 30, 2009, with none of the line outstanding.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Financial Condition

Total assets decreased $15.0 million for the nine month period ended September 30, 2009.  Net loans decreased $39.0 million, with $15.9 million of the loan balances being transferred to other real estate owned.  Investments decreased $1.6 million due to called securities for the period that were not replaced and a $123,000 write off of stock held in a correspondent bank that was closed by regulators in May, 2009.  Fed funds sold decreased $5.9 million, and the balances were largely transferred to cash and due from banks and interest-bearing deposits, which increased $25.5 million.  Foreclosed assets increased approximately $8.3 million, net of sales and write-downs.  Other assets decreased $1.6 million, largely due to a $2.6 million valuation allowance being established against the December 31, 2008 balance in deferred tax assets.

Total liabilities decreased $1.9 million, with deposits increasing approximately $9.9 million, other borrowings decreasing $11.2 million, and other liabilities decreasing $523,000.  Brokered and other wholesale time deposits increased $23.0 million during the nine month period, while retail deposits decreased $13.1 million.  The $11.2 million decrease in other borrowings was due to pay downs of Federal Home Loan Bank advances.  The decreases on the funding side of the balance sheet partially offset the decreases on the asset side of the balance sheet while increasing liquid assets to fund brokered and wholesale deposit maturities through the remainder of the year.  Commitments and contingencies decreased $382,000 due to the updated valuation on redeemable common stock held by the Company's KSOP.  A net loss of approximately $13.3 million, and an increase in market value of the investments of approximately $130,000 resulted in a net decrease of $12.8 million in capital.

Results of Operations For The Three Months Ended September 30, 2009 and 2008.

The Company had a net loss of approximately $2.5 million for the three months ended September 30, 2009 compared to a net loss of $937,000 during the third quarter of 2008.  The primary components of the loss were an elimination of the income tax benefit of $823,000 and a decrease in net interest income of $559,000.  Another significant factor in the net loss is the decrease in the net interest margin due to a decrease in loan yields coupled with an increase in non-performing assets.  The Company made a provision of $1.7 million dollars to the reserve for loan losses during the quarter ended September 30, 2009, compared to $2.0 million for the same quarter in the previous year.  Non-interest income decreased $159,000 during the third quarter of 2009 compared to the third quarter of 2008.  Total other expenses increased $368,000 compared to the three months ended September 30, 2008, with the largest increase being losses on sales and expenses related to foreclosed assets.

Interest income decreased approximately $1.1 million for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  Loan interest and fee income decreased $986,000 for the third quarter in 2009 when compared to the third quarter of 2008.  This decrease was primarily due to the decrease in the balances of loans, as well as the increase in non-performing loans during this period, which reduces the interest and fee income of the loan portfolio.  The decrease in interest income due to loans being placed on a non-accrual status is approximately $275,000.  Investment income decreased $154,000 during the period due to lower balances and yields.  The portfolio, which had been decreasing, is now being held relatively constant by the replacement of called and maturing securities.  However, investment income will more than likely continue to decrease through the remainder of 2009 due to current investment yields being lower than the yields on called and maturing securities.  Because of the substantially low rate environment brought on by the weak economy and the increase in non-performing assets, management expects interest income to continue to be lower than 2008 levels.

Interest expense for the third quarter of 2009 saw a decrease of $589,000 over the third quarter of 2008, with deposit expense decreasing approximately $435,000 for the quarter.  Rates on time deposits and other borrowings trended lower due to lower interest rates.  Interest on other borrowings decreased $154,000 for the year-to-date period ended September 30, 2009 when compared to the same period in 2008, primarily due to lower outstanding balances on the borrowings.

The net interest margin for the third quarter was 2.30%, a 54 basis point drop from the 2.84% posted for the same period in 2008.  Earning asset yields for the quarter ended September 30, 2009 were 5.25%, compared to 6.22% for the same period in 2008.  This decrease of 97 basis points is attributable to lower repricing of our loan portfolio and lower reinvestment rates on investments as interest rates have fallen.   The cost of funds has decreased 64 basis points, posting a 2.75% cost for the third quarter of 2009 versus 3.39% for third quarter of 2008.  Net interest income decreased approximately $559,000 for the third quarter of 2009 when compared to the third quarter of 2008.

The provision for loan losses during the quarter ended September 30, 2009 was $1.7 million, compared to $2.0 million for the quarter ended September 30, 2008.  Net charge offs for the third quarter of 2009 were $1.6 million, compared to $1.8 million for the third quarter of 2008, as the local economy continues to be weak compared to the prior year.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done periodically to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

Other income decreased $159,000 in the third quarter of 2009 when compared to the third quarter of 2008.  Service charges on deposit accounts decreased $43,000 due to a decrease in overdraft fees.  Mortgage loan fees decreased $24,000 due to decreased market activity.  Other operating income decreased $92,000 during the third quarter of 2009 compared to the third quarter of 2008, primarily due to a $66,000 decrease in brokerage revenues and a $25,000 decrease in bank-owned life insurance income.

Other expenses increased $368,000 for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  Salaries and employee benefits decreased $33,000 due to staffing and salary reductions at the end of 2008 and the beginning of 2009.  As additional cost-cutting measures, there have been no bonus accruals or payouts in 2009, and the Bank's 401k match has been suspended.  These steps should lower salaries and benefits expense through the remainder of 2009.  Equipment and occupancy decreased $13,000 in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower maintenance and depreciation expenses.  Losses on the sale of foreclosed assets were $359,000 for the third quarter of 2009 vs. $195,000 for the third quarter of 2008, an increase of $164,000.  Foreclosed assets are disposed of as quickly as possible to minimize carrying costs.  However, some types of assets, such as raw land, land lots, and commercial property usually take longer to sell due to the economic climate.  Each foreclosed asset is evaluated and the cost-benefits of a short vs. longer-term holding period are considered regarding the disposal of the asset.  The foreclosure expenses are expected to stay elevated for the remainder of 2009 due to the number of foreclosed assets the Bank is carrying.  Other operating expenses increased $251,000 during the same period, mostly due to an increase of $196,000 in expenses related to foreclosed assets and a $61,000 increase in FDIC insurance premiums.

Due to a valuation allowance being created to offset the deferred tax asset, there was no tax benefit recognized during the third quarter of 2009 even though the company experienced a pre-tax loss of $2,547,000. The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.  The effective tax benefit rate for the third quarter of 2008 was 47%.

Results of Operations For The Year To Date Periods Ended September 30, 2009 and 2008.

The Company experienced a net loss of $13.3 million for the nine months ended September 30, 2009, as compared to a net loss of $667,000 for the nine months ended September 30, 2008.  Increased loan losses, the establishment of a valuation allowance against the deferred tax asset, increased expenses related to foreclosed assets, and margin compression due to a decrease in loan yields coupled with an increase in non-performing assets are the primary contributors for the decrease.  Non-interest income decreased $293,000 due to lower brokerage revenues and overdraft fees. Non-interest expense increased $1.3 million, due primarily to losses on sales and other expenses related to foreclosed assets.

Interest income decreased approximately $3.7 million for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  Loan interest and fee income decreased $3.1 million for the year to date period ended September 30, 2009 when compared to the same year to date period in 2008.  This decrease was driven by decreased volume and rates.  Average loan balances decreased approximately $29.7 million over the 12 month period.  Average yields decreased 90 basis points, from 7.10% for the nine months ended September 30, 2008 to 6.20% for the nine months ended September 30, 2009.  Loans being placed on a non-accrual status also contributed to an estimated $450,000 decline in interest income.  Income on investments decreased approximately $504,000, as the average balances were lower for year-to-date 2009 as compared to year-to-date 2008, combined with lower yields.  The level of investment earnings may decrease later in the year due to the lower balances and rates.  The low rate environment brought on by the weak economy will continue to negatively affect interest income.

Interest expense for the nine month period ended September 30, 2009 saw a decrease of $1.8 million over the nine month period of 2008.  Deposit expense decreased approximately $1.5 million for the year-to-date period.  Interest rates on money market accounts and time deposits were much lower for the first nine months of 2009 compared to the same period last year, and the average balances on these deposits was lower.  Interest on other borrowings decreased $278,000 for the nine months ended September 30, 2009 when compared to the same period in 2008 due to lower rates and balances.

The net interest margin for the year to date period ended September 30, 2009 was 2.61%, a 62 basis point drop from the 3.23% posted for the same period in 2008.  Loan yields for the first nine months of 2009 were 6.20%, compared to 7.10% for the same period in 2008.  This decrease of 90 basis points is primarily attributable to the lower average balances in accruing loans for 2009 and the quick repricing nature of our loan portfolio as rates dropped.  Increases in the interest foregone on nonperforming assets also had an affect on the margin.  The cost of funds decreased 70 basis points between the two periods.    Money market accounts showed the largest decrease in cost of funds - 131 basis points - because they are priced as a percentage of the Prime rate.  Net interest income decreased approximately $1.9 million for the first nine months of 2009 when compared to the first nine months of 2008.

The provision for loan losses during the year to date period ended September 30, 2009 was $10.4 million, compared to $2.6 million for the year to date period ended September 30, 2008.  Net charge offs continued to increase as the economy further deteriorated.  Management has thoroughly reviewed the loan portfolio and continues its review on an ongoing basis.  Impairment testing is done regularly to identify loans that require additional reserves.  Management is working to quickly identify and minimize potential losses.

Other income decreased $293,000 for the first nine months of 2009 when compared to the first nine months of 2008.  Service charges on deposit accounts decreased $75,000, primarily because of lower overdraft fees.  Mortgage origination fee income increased $71,000 due to increased mortgage volume attributable to lower interest rates.  Other operating income decreased $289,000 primarily due to a $123,000 write-off of correspondent bank stock during the first quarter of 2009 and lower brokerage fees.

Other expenses increased $1.3 million for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  Salaries and employee benefits decreased $639,000 due to staffing and salary reductions at the end of 2008 and the beginning of 2009.  Equipment and occupancy expenses decreased $69,000 due to reduced repairs and maintenance, as well as lower depreciation.  Losses on sales of foreclosed asset increased $1.0 million over last year.  The volume of foreclosed asset sales has increased, although the individual sale losses have been less than expected.  Other operating expenses increased $965,000 compared to the same period last year.  This increase is primarily due to foreclosure-related expenses being $748,000 more than last year and an increase of $204,000 in FDIC deposit insurance.

Due to a valuation allowance being created to offset the deferred tax asset, there is a year-to-date tax expense of $681,000 related to the recognition of a prior year tax benefit, even though the company experienced a pre-tax loss of $12.6 million.  The valuation allowance is recoverable in the future if the Company generates enough pre-tax profits to offset the valuation.

Allowance for Loan Losses

Management continually evaluates its loan loss reserve for adequacy.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay.  The allowance for loan losses is evaluated by allocating a reserve based on the average of historical charge offs.  This reserve is applied by loan type, excluding cash secured loans.  Classified and impaired loans may require a specific reserve based on the facts surrounding the loan, including but not limited to inadequate collateral coverage, insufficient cash flow or other credit quality issues.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change.  A general reserve is established for the entire loan portfolio based on the current economic and interest rate environments, loan portfolio volumes and concentrations, industry standards, recent credit quality experience, and management experience.  The general reserve allows for conditions that may arise that do not occur frequently or for which a specific reserve is not present.

In addition to the analysis procedures above, the credit administration department has continually monitored the performance of the loan portfolio.  Some additional provisions to the reserve were made on rated assets that may be more likely to cause losses given the current environment.  The current reserve as a percentage of the loan portfolio is 3.75% compared to 2.16% at December 31, 2008.  The current reserve reflects the potential of losses in the portfolio at September 30, 2009 given more aggressive impairment testing and after some identified losses have occurred.  Losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.  Management believes the loan loss reserve is adequate at this time.

Information regarding the effects of charge offs and recoveries on the allowance for loan loss data is as follows:

	September 30,
	2009	2008
(in $000s)
Average amount of loans outstanding	$227,725	$257,449

Balance of allowance for loan losses
at beginning of period	5,388	3,280

Loans charged off
Commercial and financial	363	230
Real estate mortgage	6,971	1,467
Installment	486	140
Total charge offs	7,820	1,837

Loans recovered
Commercial and financial	-	6
Real estate mortgage	14	7
Installment	28	35
Total recoveries	42	48

Net charge-offs	7,778	1,789
Additions to allowance charged
to operating expense during period	10,396	2,573

Balance of allowance for loan losses
at end of period	$8,006	$4,064

Ratio of net loans charged off during
the period to average loans outstanding	3.42%	0.69%

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

Nonaccrual loans at September 30, 2009 were $20.7 million, compared to $20.0 million at December 31, 2008 and $15.9 million at September 30, 2008.  During the first nine months of 2009, approximately $19.2 million of non-accrual loans were transferred to other real estate owned.  The Bank has a larger than normal inventory of other real estate owned that is currently working through the balance sheet.  Management is aggressively marketing these properties to move them off the balance sheet with minimum losses.  Credit quality has continued to deteriorate concurrently with the economic environment.  The Bank works diligently with its past due customers to assist them in solutions to their credit problems, many of which are the result of a slow-down in the customers' business activities.

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

Information regarding non-performing assets and potential problem loans is as follows:

	September 30,		December 31,
	2009	2008	2008

Nonperforming assets:
Nonaccrual loans	$20,663	$19,152	19,980
Restructured loans	1,402	429	-
Other real estate owned	17,347	6,971	9,135
Total nonperforming assets	$39,412	$26,552	29,115

Potential problem loans:
Loans 90 days or more past due and still accruing	533	337	1,499
Total nonperforming and potential problem loans	39,945	26,889	30,614

Nonperforming assets and potential problem loans to total loans and other real estate	17.32%	10.18%	11.83%
Reserve for loan losses to nonperforming assets and potential problem loans	20.04%	15.11%	17.60%

Interest at contracted rates (a)	$382	$299	418
Interest recorded as income	-	-	-
Reduction of Interest Income for period	$382	$299	418

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

As the result of a regulatory exam and the subsequent restatement of the June 30, 2009 financial statements (due to an increase in the provision for loan losses), internal controls and procedures related to the quarterly calculation of the allowance for loan losses have been strengthened.  The policies related to the allowance for loan losses have also been amended to reflect the revised methodology. 20

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

DATE:  November 12, 2009

/s/ Michael L. McPherson
Michael L. McPherson, President and C.E.O.
(Principal Executive Officer)

DATE:  November 12, 2009

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 12, 2009	/s/ Michael L. McPherson
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 12, 2009	/s/ Jeff L. Sanders
JEFF L. SANDERS
Chief Financial and Accounting Officer

Exhibit 32

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael L. McPherson, Chief Executive Officer of the Company, and  Jeff L. Sanders, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/Michael L. McPherson
MICHAEL L. McPHERSON

Chief Executive Officer

November 12, 2009

/s/Jeff L. Sanders
JEFF L. SANDERS

Chief Financial and Accounting Officer

November 12, 2009

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.